Form 10-K
period 2023-12-31
AGREE REALTY CORP
filed 2024-02-13
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-12928

AGREE REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	38-3148187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32301 Woodward Avenue, Royal Oak, Michigan (Address of principal executive offices)	48073 (Zip Code)

(248) 737-4190

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	ADC	New York Stock Exchange
Depositary Shares, each representing one-thousandth of a share of 4.25% Series A Cumulative Redeemable Preferred Stock, $0.0001 par value	ADCPrA	New York Stock Exchange

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
Yes ☐ No ⌧

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $6,195,174,672 as of June 30, 2023, based on the closing price of $65.39 on the New York Stock Exchange on that date.

At February 12, 2024, there were 100,519,355 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of macroeconomic conditions, including inflation and the potential impacts of pandemics, epidemics or other public health emergencies or fear of such events on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which macroeconomic trends may impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of macroeconomic conditions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

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

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.7% common interest as of December 31, 2023. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2023, the Company’s portfolio consisted of 2,135 properties located in 49 states and totaling approximately 44.2 million square feet of Gross Leasable Area (“GLA”). The portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 8.4 years. A significant majority of the Company’s properties are leased to national tenants and approximately 69.1% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2023, the Company had 72 full-time employees, covering acquisitions, development, legal, asset management, accounting, finance, administrative and executive functions.

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

The Company’s principal executive offices are located at 32301 Woodward Avenue, Royal Oak MI 48073 and its telephone number is (248) 737-4190. The Company’s website is www.agreerealty.com. The Company’s reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. The Company’s website also contains copies of its corporate governance guidelines and code of business conduct and ethics, as well as the charters of its audit, compensation and nominating and governance committees. The information on the Company’s website is not part of this report.

Recent Developments

For a discussion of business developments that occurred in 2023, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.  Certain summarized highlights are contained below.

Investments and Disposition Activity

During 2023, the Company completed approximately $1.28 billion of investments in net leased retail real estate. Total investment volume includes the acquisition of 282 properties for an aggregate purchase price of approximately $1.19 billion, and the completed development of 21 properties for an aggregate cost of approximately $86.2 million. These 303 properties are net leased to tenants operating in 27 sectors and are located in 40 states. These assets are 100% leased for a weighted average lease term of approximately 11.4 years.

During 2023, the Company sold six assets, including one former corporate headquarters office building, for net proceeds of $13.8 million.

Leasing

During 2023, excluding properties that were sold, the Company executed new leases, extensions or options on approximately 1,873,000 square feet of GLA throughout its portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $15.8 million.

Dividends

The Company increased its monthly dividend per common share from $0.24 to $0.243 in April 2023 and further increased the monthly dividend per common share to $0.247 in October 2023.

The December 2023 dividend per share of $0.247 represents an annualized dividend of $2.964 per share and an annualized dividend yield of approximately 4.7% based on the last reported sales price of our common stock listed on the NYSE of $62.95 on December 29, 2023.

The Company has routinely paid cash dividends to our common shareholders. Common cash dividends were paid quarterly for 107 consecutive quarters between 1994 and 2020 prior to moving to monthly common cash dividends in 2021. We have since paid 37 consecutive monthly dividends. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of common dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

In addition to its common dividends, the Company paid monthly cash dividends on its 4.25% Series A Cumulative Redeemable Preferred Stock.

Financing

Equity

In September 2022, the Company entered into a $750 million at-the-market (“ATM”) program (the “2022 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.

As of December 31, 2023, the Company completed forward sale agreements under the 2022 ATM Program for 10,197,230 shares of common stock, for anticipated future net proceeds of $669.1 million, after deducting fees and expenses. The Company has settled 6,363,359 shares of these forward sale agreements as of December 31, 2023 for net proceeds of approximately $433.4 million, after deducting fees and expenses. The Company is required to settle the remaining forward agreements by January 2025.

The Company had approximately $75.8 million of availability remaining under the 2022 ATM Program as of December 31, 2023.

Debt

In July 2023, the Company closed on an unsecured $350 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

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

We seek to expand and enhance our portfolio by identifying the best risk-adjusted investment opportunities across our three external avenues for growth: development, Developer Funding Platform (“DFP”) and acquisitions.

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

Developer Funding Platform: Our DFP, previously called Partner Capital Solutions, collaborates with developers or retailers on their in-process developments. We offer construction expertise and access to capital to facilitate the successful completion of their projects. We typically take fee simple ownership of DFP projects upon completion.

Acquisitions: Our acquisitions platform expands our investment capabilities by pursuing opportunities that meet both our real estate and return on investment criteria.

We believe that development and DFP projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those we acquire.

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

As of December 31, 2023, the Company’s ratio of total debt to enterprise value, assuming the conversion of common limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) into shares of common stock, was approximately 27.2%, and its ratio of total debt to total gross assets (before accumulated depreciation) was approximately 29.6%.

As of December 31, 2023, our total debt outstanding before deferred financing costs and original issue discount was $2.43 billion, including $44.9 million of secured mortgage debt that had a weighted average fixed interest rate of 3.78% and a weighted average maturity of 5.8 years, $2.16 billion of unsecured borrowings, which includes $350.0 million of unsecured term loans and $1.81 billion of unsecured notes, that had a weighted average fixed interest rate of 3.50% (including the effects of interest rate swap agreements) and a weighted average maturity of 6.5 years, and $227.0 million of floating rate borrowings under our revolving credit facility at a weighted average interest rate of approximately 6.27%.

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

Significant Tenants

No tenant accounted for more than 10.0% of our annualized base rent as of December 31, 2023. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2023, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Human Capital

Team Members and Values

As of December 31, 2023, the Company had 72 full-time team members covering acquisitions, development, legal, asset management, accounting, finance, administrative, and executive functions as compared to 76 full-time team members as of December 31, 2022.

Our core values are the foundation of our Company culture and include:

●	We All Do the Dishes - We are a team. We all roll up our sleeves and dig in, no matter the task.
●	Brick by Brick - We achieve results by making consistent, disciplined decisions.
●	Greatness Requires Grit - We have a resilient mindset to achieve and exceed our goals.

●	Punch Your Ticket - We push ourselves to be the best we can at our position and embrace the opportunities that new challenges present.

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

Our team members’ goal setting and performance feedback processes include formal quarterly and annual reviews and self and team leader reviews, as well as ongoing one-on-one meetings with team leaders. Professional development plans based on critical core competencies are created and monitored to ensure progress is made along established timelines.

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

Environmental, Social and Governance (“ESG”)

As part of the Company’s commitment to continuously improving our understanding of and performance across material ESG topics, the Company engaged a third-party consultant since 2022 to help identify opportunities for improvement across our programs, policies, and disclosures to meet the expectations of our stakeholders. The Company executed an ongoing sustainability and ESG strategy to enhance our oversight structure, risk management, policies, data collection, reporting, and stakeholder engagement.   Additionally, the Company received Gold Level recognition from Green Lease Leaders.

Environmental Sustainability

We understand that environmental sustainability is an ongoing endeavor and embrace the responsibility to be a steward of the environment, use natural resources carefully, and work with our retail partners on shared sustainability initiatives. We remain committed to using our time, talents, resources, and relationships to grow in a manner that makes the world and the environment better for future generations.

Our focus on industry-leading, national and super-regional retailers provides for long-term relationships with many environmentally conscientious retailers. This is particularly meaningful because the Company’s portfolio is primarily comprised of properties that are leased to tenants under long-term net leases where the tenant is generally responsible for maintaining the property and implementing environmentally responsible practices.

In 2023, we engaged with our retail partners on shared sustainability initiatives at our properties, and executing green leases with various tenants, as well as systematically monitoring ESG policies for current and prospective tenants. We will continue working with our tenants and consultant to update our greenhouse gas emissions inventory.

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

Our board of directors has 10 directors, eight of whom are independent, including the Company’s new independent director added in 2024. Six new independent directors have been added since 2018. Independent directors meet regularly, without the presence of officers or team members. A Lead Independent Director was appointed in 2019.

The board of directors has adopted an insider trading policy that applies to all directors, officers and team members. The Company does not have a stockholder rights plan (“poison pill”) and maintains stock ownership guidelines for directors and named executive officers requiring specified levels of stock ownership. Time-vested stock grants to officers and team members vest over a three-year period to provide long-term alignment, while performance-based stock grants to named executive officers utilize total shareholder return, with the amount of the grants intended to increase as total returns to stockholders increase, further enhancing alignment. Our board of directors has established a succession plan for the Chief Executive Officer to cover emergencies and other occurrences. Finally, the Company annually submits “say-on-pay” advisory votes to its stockholders.

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

Changes in global or national economic conditions, such as the global economic and financial market downturn, rising tensions between China and Taiwan and the conflicts in Ukraine and in the Middle East, may cause or continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, increases in the rate of default and bankruptcy and lower consumer spending and business spending, which could adversely affect our business and operations. For example, the current and continued macro-economic conditions of high inflation and increased interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find acceptable, which has reduced our ability to acquire properties at our historical rate with attractive terms. Potential consequences of changes in economic and financial conditions include:

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

Our properties are located in 49 states throughout the United States and in particular, the state of Texas (where 143 properties out of 2,135 properties are located, or 7.2% of our annualized base rent was derived as of December 31, 2023), Florida (137 properties, or 6.1% of our annualized base rent), Illinois (124 properties, or 5.5% of our annualized base rent), North Carolina (127 properties, or 5.5% of our annualized base rent), and Ohio (133 properties, or 5.3% of our annualized rent). An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.

As of December 31, 2023, 9.6%, 8.7% and 8.6% of our annualized contractual base rent and interest were derived from tenants operating in the grocery store, home improvement, and tire and auto service sectors, respectively. Similarly, we have concentrations in other sectors such as dollar stores, convenience stores, and general merchandise. Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us. As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.

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

Our tenants encounter significant macroeconomic, governmental and competitive forces. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending and adversely impact the broader economy. Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could severely impact their ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our tenant’s ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our property portfolio or impact our tenants’ ability to pay rent. Vacancies reduce our revenues, increase property expenses and could decrease the value of each vacant property. Upon the expiration of a lease, the tenant may choose not to renew the lease, renegotiate the economics of any option period(s) as a condition of exercising one or more of them, and/or we may not be able to release the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.  These risks could be exacerbated by a deterioration in the financial condition of any major tenant with leases in multiple locations.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes and we rely on commercially available systems, software, tools and monitoring to provide infrastructure and security for processing, transmitting and storing information. Any failure, inadequacy or interruption could materially harm our business and/or damage our business relationships and our reputation. Furthermore, our business is subject to risks from and may be impacted by cybersecurity attacks or cyber intrusion, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our business relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our team members, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.

Our environmental, social and governance commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.

From time to time, we communicate our strategies, commitments and targets related to sustainability and other environmental, social and governance matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. We may from time to time incur additional expense to meet such targets. Any failure to meet these sustainability targets could adversely impact our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.

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

Our leases generally require tenants to carry comprehensive liability and extended coverage insurance on our properties. However, there are certain losses, including losses from environmental liabilities, terrorist acts or catastrophic acts of nature, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an affected property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. In the event of a substantial unreimbursed loss, we would remain obligated to repay any mortgage indebtedness or other obligations related to the property.

It has generally become more difficult and expensive to obtain property insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable.

If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experience damage which would otherwise have been covered by insurance, it could materially and adversely affect our financial condition and the operations of our properties.

Risks Related to Our Debt Financings

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

At December 31, 2023, our ratio of total debt to enterprise value (assuming conversion of Operating Partnership Common Units into shares of common stock) was approximately 27.2%. Incurring substantial debt may adversely affect our business and operating results by:

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

Our interest costs for any new debt and our current debt obligations may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive as well as lower our current period earnings. For example, the increase in interest rates has led to an increase in our cost of capital, resulting in requiring acquisition opportunities to have higher investment yields to achieve our investment goals and objectives. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets that is clearly identified in the manner specified in the Internal Revenue Code does not constitute gross income and is not counted for purposes of income tests that apply to us as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

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

An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our tenants’ ability to operate their businesses and/or pay rent to us or prevent us from operating our business in the ordinary course for an extended period.

An epidemic or pandemic could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities due to, among other factors:

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

The extent to a future pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

A future pandemic precludes any prediction as to the full adverse impacts on our business. Nevertheless, a future pandemic presents a material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.

Item 1B:       Unresolved Staff Comments

There are no unresolved staff comments.

Item 1C.      Cybersecurity

Risk Management and Strategy

Managing Material Risks & Integrated Risk Management

We have a comprehensive and systematic cybersecurity risk assessment program, which covers the identification, analysis, evaluation, and management of cybersecurity risks. The program follows a risk-based approach, which prioritizes the cybersecurity risks according to their likelihood and impact and allocates the appropriate resources and actions to mitigate these risks and leverages the National Institute of Standards and Technology (NIST) framework.

The program is cross-functional involving the participation and input of internal stakeholders, third-party consultants and board oversight. The program is reviewed and updated on a monthly basis, or whenever there is a significant change in our environment, operations, or objectives.

Engagement and Oversight of Third-parties

We have contracted a reputable, global third-party external Security Operations Center (“SOC”) to ensure that cybersecurity processes, tools, and monitoring are operating continuously. The SOC service provides a holistic view of our security landscape using a cloud-native Security Incident & Event Management platform, removing security siloes to gain actionable insights and providing continuous 24/7 detect and response services, as well as proactively identifying threats to prevent security disruptions.

We engage the SOC on a regular basis to conduct external audits and assessments of our cybersecurity posture and performance. The SOC provides independent and objective feedback and recommendations on how to improve our cybersecurity strategy, policies, processes, and controls. The SOC also assists the Company in identifying and prioritizing the most critical and emerging cybersecurity risks and threats, and to align our cybersecurity initiatives with the best practices and standards in the industry.

We also have a robust and rigorous oversight process for managing cybersecurity risks related to our third-party service providers. The process includes,

●	conducting due diligence and background checks on the potential service providers,
●	verifying their cybersecurity credentials, capabilities, and track record,
●	establishing clear and specific contractual terms and conditions regarding the Company’s cybersecurity expectations, obligations, and the responsibilities of the service providers, and
●	monitoring and auditing the service providers’ performance, compliance, reporting and escalation procedures for any cybersecurity issues or incidents identified.

Risks from Cybersecurity Threats

While we face a variety of cybersecurity risks, such as phishing attempts, ransomware attacks, and unauthorized access attempts, such risks have not materially affected us to date, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see “Item 1A – Risk Factors - We face risks relating to information technology and cybersecurity attacks, loss of confidential information and other business disruptions.”

Governance

Board of Directors’ Oversight

Our board of directors takes an active and informed role in our risk management policies and strategies. Our executive officers, which are responsible for our day-to-day risk management practices, present to the board of directors on the material risks to our Company, including risks related to information technology and cybersecurity.

The audit committee has formal oversight responsibility for cybersecurity and is responsible for reviewing the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. As part of the board of directors and audit committee’s oversight, the Chief Information Officer (“CIO”) provides quarterly updates to the audit committee with respect to cybersecurity incidents, mitigation, and management.

Management’s Role Managing Risk

Our CIO is responsible for developing and overseeing matters related to cybersecurity and serves as the Company’s Chief Information Security Officer. The CIO reports directly to the Chief Operating Officer, who is accountable for the overall information technology and security strategy and governance of the Company.

We have a comprehensive and continuous cybersecurity training program for our employees, which aims to raise their awareness and knowledge of cybersecurity threats and challenges, and to enhance their skills and competencies in preventing and responding to the cybersecurity incidents. The program covers the Company’s cybersecurity policies, guidelines, cybersecurity best practice guidelines, cybersecurity scenarios and simulations.

In connection with improving the management of cybersecurity risk, the Company has:

●	audited our systems with the help of information security consultants;
●	completed ransomware simulations and enhanced our Disaster Recovery and Business Continuity Plan to reflect lessons learned;
●	conducted recovery simulation of our proprietary database to determine restoration timing;
●	conducted penetration testing and remediated all issues identified; and
●	enhanced e-mail filtering software to limit the possibility of phishing or ransomware attacks.

Monitor Cybersecurity Incidents

We have a well-defined and tested cybersecurity incident response plan, which outlines the roles and responsibilities, procedures and protocols, tools and resources, and communication and escalation channels that will be activated and implemented in the event of a cybersecurity incident. The plan aims to detect and contain the incident, analyze and assess its nature, scope, and severity, and restore and resume the normal operations and functions of the Company.

Item 2:          Properties

As of December 31, 2023, the Company’s portfolio consisted of 2,135 properties located in 49 states and totaling approximately 44.2 million square feet of GLA.

As of December 31, 2023, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 8.4 years. A significant majority of the Company’s properties are leased to national tenants and approximately 69.1% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2023:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walmart	$33,864	6.1%
Tractor Supply	28,155	5.1%
Dollar General	26,831	4.8%
Best Buy	19,515	3.5%
CVS	17,310	3.1%
TJX Companies	17,008	3.1%
Dollar Tree	16,987	3.1%
Kroger	16,315	2.9%
O'Reilly Auto Parts	16,107	2.9%
Hobby Lobby	14,637	2.6%
Lowe's	14,025	2.5%
Burlington	13,770	2.5%
7-Eleven	12,431	2.2%
Sunbelt Rentals	12,374	2.2%
Gerber Collision	11,880	2.1%
Sherwin-Williams	11,423	2.1%
Wawa	10,185	1.8%
Home Depot	8,880	1.6%
BJ's Wholesale Club	8,713	1.6%
Other(2)	245,955	44.2%
Total	$556,365	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2023.
(2)	Includes tenants generating less than 1.5% of annualized contractual base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors as of December 31, 2023:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Grocery Stores	$53,240	9.6%
Home Improvement	48,147	8.7%
Tire and Auto Service	47,661	8.6%
Convenience Stores	46,135	8.3%
Dollar Stores	42,310	7.6%
Off-Price Retail	34,920	6.3%
General Merchandise	32,331	5.8%
Auto Parts	31,636	5.7%
Farm and Rural Supply	29,883	5.4%
Pharmacy	23,701	4.3%
Consumer Electronics	21,730	3.9%
Crafts and Novelties	16,915	2.9%
Discount Stores	14,399	2.6%
Warehouse Clubs	13,699	2.5%
Equipment Rental	12,700	2.3%
Health Services	11,085	2.0%
Dealerships	10,276	1.7%
Restaurants - Quick Service	9,215	1.7%
Health and Fitness	8,660	1.6%
Specialty Retail	6,620	1.2%
Sporting Goods	6,208	1.1%
Financial Services	6,030	1.1%
Restaurants - Casual Dining	5,594	1.0%
Home Furnishings	4,001	0.7%
Theaters	3,854	0.7%
Pet Supplies	3,430	0.6%
Beauty and Cosmetics	3,233	0.6%
Shoes	2,875	0.5%
Entertainment Retail	2,323	0.4%
Apparel	1,531	0.3%
Miscellaneous	1,239	0.2%
Office Supplies	784	0.1%
Total	$556,365	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2023.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2023:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Texas	$40,096	7.2%
Florida	33,844	6.1%
Illinois	30,816	5.5%
North Carolina	30,778	5.5%
Ohio	29,341	5.3%
Michigan	27,810	5.0%
Pennsylvania	26,126	4.7%
New Jersey	23,122	4.2%
California	22,191	4.0%
New York	21,193	3.8%
Georgia	20,564	3.7%
Wisconsin	15,719	2.8%
Virginia	15,270	2.7%
Missouri	14,908	2.7%
Louisiana	14,033	2.5%
Kansas	13,661	2.5%
Connecticut	12,762	2.3%
South Carolina	12,443	2.2%
Mississippi	12,379	2.2%
Minnesota	11,596	2.1%
Massachusetts	11,274	2.0%
Tennessee	10,308	1.9%
Oklahoma	9,419	1.7%
Alabama	9,308	1.7%
Kentucky	8,448	1.5%
Indiana	8,437	1.5%
Maryland	8,367	1.5%
Other(2)	62,152	11.2%
Total	$556,365	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2023.
(2)	Includes states generating less than 1.5% of annualized contractual base rent.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2023, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2024	28	$6,106	1.1%	722	1.6%
2025	73	17,153	3.1%	1,684	3.8%
2026	120	26,874	4.8%	2,769	6.3%
2027	155	34,038	6.1%	3,119	7.1%
2028	175	45,925	8.3%	4,155	9.5%
2029	182	55,189	9.9%	5,379	12.2%
2030	265	55,218	9.9%	4,240	9.7%
2031	180	42,434	7.6%	3,119	7.1%
2032	232	48,165	8.7%	3,559	8.1%
2033	193	45,005	8.1%	3,485	7.9%
Thereafter	706	180,258	32.4%	11,691	26.7%
Total	2,309	$556,365	100.0%	43,922	100.0%
(1)	Represents annualized contractual base rent on a straight-line basis as of December 31, 2023.

Developments

During the year ended December 31, 2023, the Company had 37 development or Developer Funding Platform projects completed or under construction, for which 16 remained under construction as of December 31, 2023. Anticipated total costs for the 16 projects are approximately $63.7 million.

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

The Company’s common stock is traded on the NYSE under the symbol “ADC.” At February 12, 2024, there were 100,519,355 shares of our common stock issued and outstanding which were held by approximately 159 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 12, 2024 there were 347,619 outstanding Operating Partnership Common Units held by a limited partner other than our Company. The Operating Partnership Common Units are exchangeable into shares of common stock on a one-for-one basis.

The Company intends to continue to declare regular dividends. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of directors deems relevant. The Company has historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, distributions of at least 90% of our REIT taxable income prior to net capital gains must be made to our stockholders, as well as meet certain other requirements. The distributions must be paid in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Generally, such distributions are treated for REIT tax purposes as paid by us and received by our stockholders on December 31 of the year in which they are declared, however such distributions may be treated for REIT tax purposes as a distribution in the year in which they are paid if REIT distribution requirements have been met through earlier distributions. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.

Purchases of Equity Securities by the Issuer

Common stock repurchases during the three months ended December 31, 2023 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2023 - October 31, 2023	—	$-	—	—
November 1, 2023 - November 30, 2023	106	56.96	—	—
December 1, 2023 - December 31, 2023	5	60.98	—	—
Total	111	$57.15	—	—

During the three months ended December 31, 2023, the Company withheld 111 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023.

Equity Compensation Plans

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:        [Reserved]

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking

Statements” in “Item 1A – Risk Factors” above. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the NYSE in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.7% common interest as of December 31, 2023.  Refer to Note 1-Organization in the Notes to the Consolidated Financial Statements in this Form 10-K for further information on the ownership structure.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2023, the Company’s portfolio consisted of 2,135 properties located in 49 states and totaling approximately 44.2 million square feet of GLA. The portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 8.4 years. A significant majority of the Company’s properties are leased to national tenants and approximately 69.1% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $5.74 billion in net investment amount representing 1,839 properties with 38.1 million square feet of gross leasable space as of December 31, 2022 to approximately $6.74 billion in net investment amount representing 2,135 properties with 44.2 million square feet of gross leasable space at December 31, 2023. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2023 on acquisitions that were made during 2022. Similarly, the full rental income impact of acquisitions made during 2023 will not be seen until 2024.

Acquisitions

During the year ended December 31, 2023, the Company acquired 282 retail net lease assets for approximately $1.20 billion, which includes acquisition and closing costs. These properties are located in 40 states and are leased to tenants operating in 26 diverse retail sectors for a weighted average lease term of approximately 11.3 years. The underwritten weighted-average capitalization rate on the acquisitions was 6.9%.1

Dispositions

During the year ended December 31, 2023, the Company sold six assets, including one former corporate headquarters office building, for net proceeds of $13.8 million. The weighted-average capitalization rate on the dispositions was 6.1%.1

1 When used within this discussion, “weighted average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sale prices for occupied properties.

Development and Developer Funding Platform

During the year ended December 31, 2023, the Company commenced 13 development and Developer Funding Platform projects. At December 31, 2023 the Company had 16 development or Developer Funding Platform projects under construction.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

	Year Ended		Variance
	December 31, 2023	December 31, 2022	(in dollars)	(percentage)
Rental Income	$537,403	$429,632	$107,771	25%
Real Estate Tax Expense	$40,092	$32,079	$8,013	25%
Property Operating Expense	$24,961	$18,585	$6,376	34%
Depreciation and Amortization Expense	$176,277	$133,570	$42,707	32%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the year ended December 31, 2023 compared to the year ended December 31, 2022, as further described under Results of Operations - Overall above.

General and administrative expenses increased $4.7 million, or 15%, to $34.8 million for the year ended December 31, 2023, compared to $30.1 million for the year ended December 31, 2022. The increase was primarily the result of increased compensation costs due to inflationary increases and higher stock based compensation expense as a result of changing the vesting period for awards granted in 2023. General and administrative expenses as a percentage of total revenue decreased to 6.5% for the year ended December 31, 2023 from 7.0% for the year ended December 31, 2022.

Interest expense increased $17.7 million, or 28%, to $81.1 million for the year ended December 31, 2023, compared to $63.4 million for the year ended December 31, 2022. The increase in interest expense was primarily a result of higher levels of borrowings in 2023 in comparison to 2022 in order to finance the acquisition and development of additional properties, as well as higher interest rates under the Revolving Credit Facility. Borrowings increased due to the $350 million 2029 Unsecured Term Loan that closed in July 2023 and the issuance of the $300 million 2032 Senior Unsecured Public Notes in August 2022. These borrowings resulted in increases in interest expense during the year ended December 31, 2023 of $6.7 million related to the 2029 Unsecured Term Loan, $7.1 million related to the 2032 Senior Unsecured Public Notes, and $0.5 million related to the amortization of deferred financing fees. In addition, borrowing levels and interest rates on the Revolving Credit Facility during the year ended December 31, 2023 were higher than the comparative period in 2022 resulting in an increase in interest expense of $4.4 million. These increases in interest expense during 2023 were partially offset by an increase of $0.7 million of capitalized interest during the year ended December 31, 2023 as compared to the same period in 2022 due to the increased level of activity in development and Development Funding Platform projects during 2023 as well as a decrease of $0.5 million of interest expense related to mortgages driven by the repayment of mortgage principal during 2023 and 2022. (see Liquidity and Capital Resources – Debt below).

Gain on sale of assets decreased $3.5 million to $1.8 million for the year ended December 31, 2023, compared to $5.3 million for the year ended December 31, 2022.  Six properties were sold during the year ended December 31, 2023 while seven properties were sold during the year ended December 31, 2022. Gains on sales of assets are dependent on the levels of disposition activity and the assets’ basis relative to their sales prices.  As a result, such gains are not necessarily comparable period-to-period.

Provision for impairment increased $6.2 million to $7.2 million for the year ended December 31, 2023, compared to $1.0 million for the year ended December 31, 2022.  Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Net income increased $17.5 million, or 11%, to $170.5 million for the year ended December 31, 2023, compared to $153.0 million for the year ended December 31, 2022. The change was the result of the growth in the portfolio partially offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $17.5 million, or 12% to $162.5 million for the year ended December 31, 2023, compared to $145.0 million for the year ended December 31, 2022.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

In September 2023, the Company repaid a $4.6 million, 5.01% per annum, interest only mortgage note at maturity.

In July 2023, the Company closed on an unsecured $350 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of December 31, 2023, cash provided from operations, and borrowings under its revolving credit facility. As of December 31, 2023, available cash and cash equivalents, including cash held in escrow, was $14.5 million.

As of December 31, 2023, the Company had $227.0 million outstanding on its revolving credit facility and $773.0 million  available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, “Risk Factors.”

Capitalization

As of December 31, 2023, the Company’s total enterprise value was approximately $8.94 billion. Total enterprise value consisted of $6.35 billion of common equity (based on the December 31, 2023 closing price of Company common stock on the NYSE of $62.95 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value), and $2.43 billion of total debt including (i) $227.0 million of borrowings under its revolving credit facility; (ii) $1.81 billion of senior unsecured notes; (iii) $350.0 million of unsecured term loans (iv) $44.9 million of mortgage notes payable; less $14.5 million cash, cash equivalents and cash held in escrow. The Company’s total debt to total enterprise value was 27.2% at December 31, 2023.

At December 31, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 100,866,974 shares of common stock outstanding at December 31, 2023.

Equity

Shelf Registration

The Company has filed with the SEC an automatic shelf registration statement on Form S-3ASR, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants of the Company and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. During 2022, the Company settled all of the December 2021 forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments.

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 750,000 shares in connection with forward sale agreements.  The Company settled all of the May 2022 forward sales agreements in 2022 which resulted in net proceeds to the Company of approximately $386.7 million, after deducting fees and expenses and making certain other adjustments.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase 750,000 shares, in connection with forward sale agreements. During 2022, the Company settled 1,600,000 shares of common stock under the forward sale agreements, realizing net proceeds of $106.2 million. During 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments.

Preferred Stock Offering

As of December 31, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and enters into forward sale agreements.  The results of ATM programs are shown in the following table.

		Program Size		Net Proceeds Received
Program Year		($ million)	Shares Issued	($ million)
2020	*	$400.0	3,334,056	$209.5
2021	*	$500.0	5,453,975	$379.1
2022		$750.0	10,197,230	$669.1

* ATM Programs have been terminated and no future issuance will occur under them.

In September 2022, the Company entered into a $750 million ATM program (the “2022 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.

As of December 31, 2023, the Company entered into forward sale agreements to sell an aggregate of 10,197,230 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $669.1 million. The Company has settled  6,363,359 shares of these forward sale agreements as of December 31, 2023 for net proceeds of approximately $433.4 million after deducting fees and expenses. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025. The Company had approximately $75.8 million of availability remaining under this program as of December 31, 2023.

Debt

The below table summarizes the Company’s outstanding debt as of December 31, 2023 and December 31, 2022 (presented in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	December 31, 2023	December 31, 2022
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	6.27%		January 2026	$227,000	$100,000
Total Credit Facility				$227,000	$100,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$—
Total Unsecured Term Loan				$350,000	$—

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
Total Senior Unsecured Notes				$1,810,000	$1,810,000

Mortgage Notes Payable
Single Asset Mortgage Loan	5.01%		September 2023	—	4,622
Portfolio Credit Tenant Lease	6.27%		July 2026	2,618	3,523
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$44,868	$50,395

Total Principal Amount Outstanding				$2,431,868	$1,960,395

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of December 31, 2023 of 5.39%.

(2) The interest rate of the Unsecured Term Loan reflects the spread of 95 basis points plus the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.

(3) All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements, as applicable.

(4) The principal amounts outstanding are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility

The Company’s First Amendment to the Third Amended and Restated Revolving Credit Agreement provides for a $1.0 billion Revolving Credit Facility and converted the interest rate on the existing $1.0 billion Revolving Credit Facility from a spread over LIBOR to a spread over SOFR plus a SOFR adjustment of 10 basis points. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing, pricing on the Revolving Credit Facility was 87.5 basis points over SOFR. In connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility will decrease 1 basis point beginning in January 2024 due to improvements in the Company’s ESG rating score during 2023. Pricing may further be reduced if additional specific ESG rating improvements are achieved.

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

Unsecured Term Loan

On July 31, 2023, the Company closed on the 2029 Unsecured Term Loan, an unsecured $350 million 5.5-year term loan which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes – Private Placement

The Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Senior Unsecured Notes – Public Offerings

The Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. These guarantees are senior unsecured obligations of the guarantors, rank equally in right of payment with all other existing and future senior unsecured indebtedness and are effectively subordinated to all secured indebtedness of the Operating Partnership and each guarantor (to the extent of the value of the collateral securing such indebtedness) of the guarantors.

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

Mortgage Notes Payable

As of December 31, 2023, the Company had total gross mortgage indebtedness of $44.9 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $79.3 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.78% as of December 31, 2023.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2023.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2023 increased by $29.5 million over 2022, primarily due to the increase in the size of the Company’s real estate investment portfolio, partially offset by normal course changes in working capital as well as the proceeds received in connection with the settlement of interest rate swaps during 2022.  No such settlements were completed in 2023.

Investing - Net cash used in investing activities was $341.0 million lower during the year ended December 31, 2023, compared to 2022 primarily due to:

●	Cash used for property acquisitions decreased $372.5 million due to the overall decrease in the level of acquisition activity; and
●	Proceeds from asset sales decreased by $31.1 million. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities decreased by $368.5 million during the year ended December 31, 2023, compared to 2022 primarily due to:

●	Net proceeds from the issuance of common stock decreased by $567.9 million;

●	Net borrowings under the Revolving Credit Facility increased by $187.0 million. During 2023, the Company borrowed a net of $127.0 million under the Revolving Credit Facility while net repayments of $60.0 million were completed in 2022;
●	Total dividends and distributions paid to the Company’s common and preferred stockholders and non-controlling interest increased by $57.4 million to $286.1 million in 2023 as compared to $228.7 million in 2022 due to the increase in the annualized common dividend rate and increased number of common shares outstanding. The Company’s annualized common stock dividend declared during the fourth quarter of 2023 of $2.964 per common share, represents a 2.9% increase over the annualized dividend amount of $2.880 per common share declared in December 2022;
●	Net proceeds from unsecured borrowings increased by $52.5 million. During the year ended December 31, 2023, $350 million of proceeds were received as a result of the issuance of the 2029 Unsecured Term Loan while $297.5 million of proceeds were received during the year ended December 31, 2022 from the issuance of the 2032 Senior Unsecured Public Notes; and
●	Payments of mortgage notes payable decreased $19.0 million driven by the principal repayment on interest only mortgage notes payable. During 2023, the Company repaid a $4.6 million, 5.01% per annum, interest only mortgage note as compared to the repayment of a $23.6 million, 3.60% per annum, interest only mortgage note during 2022.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

	2024	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$963	$1,026	$629	$—	$—	$42,250	$44,868
Revolving Credit Facility (1)	—	—	227,000	—	—	—	227,000
Unsecured Term Loan	—	—	—	—	—	350,000	350,000
Senior Unsecured Notes	—	50,000	—	50,000	410,000	1,300,000	1,810,000
Land Lease Obligations	7,449	1,197	1,195	1,042	1,013	27,796	39,692
Estimated Interest Payments on Outstanding Debt (2)	99,497	98,217	83,652	81,812	75,811	136,285	575,274
Total	$107,909	$150,440	$312,476	$132,854	$486,824	$1,856,331	$3,046,834
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the year ended December 31, 2023 the Company had 37 development or Developer Funding Platform projects completed or under construction, for which 16 remain under construction as of December 31, 2023. Anticipated total costs for the 16 projects are approximately $63.7 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.

Dividends

During the fourth quarter of 2023 the Company declared monthly dividends of $0.247 per common share for October, November, and December 2023. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for October and November were paid during the quarter.  The December dividends and distributions were recorded as a liability on the Consolidated Balance Sheet at December 31, 2023 and were paid on January 16, 2024.

During the fourth quarter of  2023, the Company declared monthly dividends on the Series A Preferred Shares for October, November, and December 2023 in the amount of $0.08854 per Depositary Share. The dividends payable for October and November were paid during the quarter. The December dividend was recorded as a liability on the Consolidated Balance Sheet at December 31, 2023 and were paid on January 2, 2024.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the consolidated financial statements for a summary and anticipated impact of each accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions.  Management bases estimates on the best information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the consolidated financial statements.  From time-to-time, the Company may re-evaluate its estimates and assumptions.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.  A summary of the Company’s critical accounting policies is included below.  This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our consolidated financial statements.

Accounting for Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located. Certain assumptions, including those around market land values and market rental rates, are inherently subjective. While assumptions of market land values and market rental rates are based on available market data, the application of market data to the unique nature of properties acquired may require significant judgment. The use of different assumptions in the allocation of the purchase price of the acquired properties could affect the timing of recognition of the related revenue and expenses.

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

The following table provides a reconciliation of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2023, 2022 and 2021 (presented in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Reconciliation from Net Income to Funds from Operations
Net income	$170,547	$153,035	$122,876
Less Series A preferred stock dividends	7,437	7,437	2,148
Net income attributable to Operating Partnership common unitholders	163,110	145,598	120,728
Depreciation of rental real estate assets	115,617	88,685	66,732
Amortization of lease intangibles - in-place leases and leasing costs	58,967	44,107	28,379
Provision for impairment	7,175	1,015	1,919
(Gain) loss on sale or involuntary conversion of assets, net	(1,849)	(5,258)	(15,111)
Funds from Operations - Operating Partnership common unitholders	$343,020	$274,147	$202,647

Loss on extinguishment of debt and settlement of related hedges	—	—	14,614
Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	33,430	33,563	24,284
Core Funds from Operations - Operating Partnership common unitholders	$376,450	$307,710	$241,545

Straight-line accrued rent	(12,142)	(13,176)	(11,857)
Stock-based compensation expense	8,338	6,464	5,467
Amortization of financing costs and original issue discounts	4,403	3,141	1,197
Non-real estate depreciation	1,693	778	618
Adjusted Funds from Operations - Operating Partnership common unitholders	$378,742	$304,917	$236,970

Funds from Operations per common share and partnership unit - diluted	$3.58	$3.45	$3.00
Core Funds from Operations per common share and partnership unit - diluted	$3.93	$3.87	$3.58
Adjusted Funds from Operations per common share and partnership unit - diluted	$3.95	$3.83	$3.51

Weighted average shares and Operating Partnership common units outstanding
Basic	95,539,028	79,006,952	67,149,861
Diluted	95,785,031	79,512,005	67,486,698

Additional supplemental disclosure
Scheduled principal repayments	$905	$850	$799
Capitalized interest	$1,957	$1,261	$249
Capitalized building improvements	$9,819	$7,945	$5,821

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (presented in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.  Average interest rates shown reflect the impact of the swap agreements employed to fix interest rates.

	2024	2025	2026	2027		2028	Thereafter	Total
Mortgage Notes Payable	$963	$1,026	$629		$—	$—	$42,250	$44,868
Average Interest Rate	6.27%	6.27%	6.27%				3.63%

Revolving Credit Facility (1)	$—	$—	$227,000	$		$—	$—	$227,000
Average Interest Rate			6.20%

Unsecured Term Loan	$—	$—	$—		$—	$—	$350,000	$350,000
Average Interest Rate (2)							4.52%

Senior Unsecured Notes	$—	$50,000	$—		$50,000	$410,000	$1,300,000	$1,810,000
Average Interest Rate		4.16%			4.26	2.45%	3.51%
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 95 basis points plus the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of December 31, 2023; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the Senior Unsecured Term Loan which matures January 2029. As of December 31, 2023, these interest rate swaps were valued as a liability of approximately $1.3 million.

In December 2023, the Company entered into $150 million forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150 million of SOFR indexed debt to a weighted average fixed interest rate of 3.60% beginning December 31, 2024 through the maturity date of December 31, 2034. The swaps are designated to hedge previously unhedged variable rate interest payments indexed to SOFR.  As of December 31, 2023, these interest rate swaps were valued as a liability of approximately $3.2 million.

The Company does not use derivative instruments for trading or other speculative purposes, and the Company did not have any other derivative instruments as of December 31, 2023.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $41.2 million and $1.60 billion, respectively, as of December 31, 2023. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

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

Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B:       Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended December 31, 2023, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 9C:       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters–The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; and “Additional Information – Proposals for 2025 Annual Meeting.”

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

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2023.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	169,809	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	169,809
(1)	Relates to various stock-based awards available for issuance under the Agree Realty Corporation 2020 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

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
● Reports of Independent Registered Public Accounting Firm
● Consolidated Balance Sheets as of December 31, 2023 and 2022
● Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
● Consolidated Statement of Equity for the Years Ended December 31, 2023, 2022 and 2021
● Consolidated Statements of Cash Flow for the Years Ended December 31, 2023, 2022 and 2021
● Notes to the Consolidated Financial Statements

15(a)(2).	The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.2.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 9, 2013).

3.2.2

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

10.1.1

Note Purchase Agreement, dated as of August 3, 2017, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.1.2

Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and Annuity Associate of America (“TIAA”) and each TIAA Affiliate (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.1.3

First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and Annuity Association of America (“TIAA”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.1.4

Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.1.5

First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation, AIG Asset Management (U.S.), LLC and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on  Form 10-Q for the quarter ended September 30, 2018).

10.2+	Summary of Director Compensation (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.3.1+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.3.2+

Form of Restricted Stock Agreement under the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.3.3+

Form of Performance Share Award Agreement pursuant to the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.3.4+

Form of Performance Unit Award Notice pursuant to the Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.4.1+

Agree Realty Corporation 2017 Executive Incentive Plan, dated February 16, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.5

Note Purchase Agreement dated as of May 28, 2015 by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2015).

10.6

Note Purchase Agreement, dated as of July 28, 2016, by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.7	Form of Revolving Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2018).

10.8*	Reimbursement Agreement, dated as of October 3, 2023 by and between the Company and Richard Agree.

10.9

Note Purchase Agreement, dated as of June 14, 2019, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.10.1+	Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2020).

10.10.2+

Form of Restricted Stock Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.10.3+

Form of Performance Unit Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.10.4

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

10.6+

Summary of Material Terms of Compensation Arrangement with Danielle M. Spehar (effective December 7, 2019). (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.7+

Employment Agreement, dated October 1, 2023, by and between Agree Realty Corporation and Joel Agree (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 24, 2023).

10.8+

Employment Agreement dated June 18, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.8.1+

Addendum to Employment Agreement dated August 19, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.9

Second Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2021).

10.10.1

Third Amended and Restated Credit Agreement, dated as of December 15, 2021, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2021).

10.10.2

First Amendment to Third Amendment and Restated Credit Agreement, dated as of December 15, 2021 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.11+

Employment Agreement, dated January 5, 2022, between Agree Realty Corporation and Peter Coughenour (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.12

Term Loan Agreement, dated as of July 31, 2023 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023).

19.1*	Agree Realty Corporation Insider Trading Policy, adopted September 4, 2019, and amended December 7, 2023.

21*	Subsidiaries of Agree Realty Corporation.

22*	Subsidiary Guarantors of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

97.1*	Agree Realty Corporation Compensation Recovery Policy, effective as of December 1, 2023.

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*      Filed herewith.

+      Management contract or compensatory plan or arrangement.

†     The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Agree Realty Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10‑K, irrespective of any general incorporation language contained in such filing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2023, based on criteria established in the 2013 Internal Control— Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 13, 2024 expressed an unqualified opinion on those financial statements.

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
February 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2024 expressed an unqualified opinion.

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

Fair value measurements used in the purchase price allocation of real estate acquisitions

As described further in Notes 2 and 4 to the financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to the assets acquired and liabilities assumed including land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. During 2023, the Company purchased 282 retail net lease assets for approximately $1.20 billion. We identified the fair value measurements used in the purchase price allocation of real estate acquisitions as a critical audit matter.

The principal consideration for our determination that the fair value measurements used in the purchase price allocation of real estate acquisitions are a critical audit matter is that auditing management’s determination of fair value is complex and involved subjectivity. In particular, the fair value estimates are sensitive to significant assumptions. Those significant assumptions include market land value and market rent.

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

Philadelphia, Pennsylvania
February 13, 2024

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2023	2022
ASSETS
Real Estate Investments
Land	$2,282,354	$1,941,599
Buildings	4,861,692	4,054,679
Less accumulated depreciation	(433,958)	(321,142)
	6,710,088	5,675,136
Property under development	33,232	65,932
Net Real Estate Investments	6,743,320	5,741,068

Real Estate Held for Sale, net	3,642	—

Cash and Cash Equivalents	10,907	27,763

Cash Held in Escrows	3,617	1,146

Accounts Receivable - Tenants, net	82,954	65,841

Lease Intangibles, net of accumulated amortization of
$360,061 and $263,011 at December 31, 2023 and December 31, 2022, respectively	854,088	799,448

Other Assets, net	76,308	77,923

Total Assets	$7,774,836	$6,713,189

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2023	2022
LIABILITIES
Mortgage Notes Payable, net	$42,811	$47,971

Unsecured Term Loan, net	346,798	—

Senior Unsecured Notes, net	1,794,312	1,792,047

Unsecured Revolving Credit Facility	227,000	100,000

Dividends and Distributions Payable	25,534	22,345

Accounts Payable, Accrued Expenses, and Other Liabilities	101,401	83,722

Lease Intangibles, net of accumulated amortization of
$42,813 and $35,992 at December 31, 2023 and December 31, 2022, respectively	36,827	36,714

Total Liabilities	2,574,683	2,082,799

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at December 31, 2023 and December 31, 2022	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,519,355 and 90,173,424 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	9
Additional paid-in-capital	5,354,120	4,658,570
Dividends in excess of net income	(346,473)	(228,132)
Accumulated other comprehensive income (loss)	16,554	23,551

Total Equity - Agree Realty Corporation	5,199,211	4,628,998
Non-controlling interest	942	1,392
Total Equity	5,200,153	4,630,390

Total Liabilities and Equity	$7,774,836	$6,713,189

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Year Ended
	2023	2022	2021
Revenues
Rental income	$537,403	$429,632	$339,067
Other	92	182	256
Total Revenues	537,495	429,814	339,323

Operating Expenses
Real estate taxes	40,092	32,079	25,513
Property operating expenses	24,961	18,585	13,996
Land lease expense	1,664	1,617	1,552
General and administrative	34,788	30,121	25,456
Depreciation and amortization	176,277	133,570	95,729
Provision for impairment	7,175	1,015	1,919
Total Operating Expenses	284,957	216,987	164,165

Gain (loss) on sale of assets, net	1,849	5,341	14,941
Gain (loss) on involuntary conversion, net	—	(83)	170
Income from Operations	254,387	218,085	190,269

Other (Expense) Income
Interest expense, net	(81,119)	(63,435)	(50,378)
Income tax (expense) benefit	(2,910)	(2,860)	(2,401)
Loss on early extinguishment of term loans and settlement of related interest rate swaps	—	—	(14,614)
Other (expense) income	189	1,245	—
Net Income	170,547	153,035	122,876

Less net income attributable to non-controlling interest	588	598	603
Net income attributable to Agree Realty Corporation	169,959	152,437	122,273
Less Series A preferred stock dividends	7,437	7,437	2,148
Net Income Attributable to Common Stockholders	$162,522	$145,000	$120,125

Net Income Per Share Attributable to Common Stockholders
Basic	$1.70	$1.84	$1.79
Diluted	$1.70	$1.83	$1.78

Other Comprehensive Income
Net income	$170,547	$153,035	$122,876
Amortization of interest rate swaps	(2,519)	(684)	950
Change in fair value and settlement of interest rate swaps	(4,501)	29,881	29,980
Total comprehensive income (loss)	163,527	182,232	153,806
Less comprehensive income (loss) attributable to non-controlling interest	565	741	770

Comprehensive Income (Loss) Attributable to Agree Realty Corporation	$162,962	$181,491	$153,036

Weighted Average Number of Common Shares Outstanding - Basic	95,191,409	78,659,333	66,802,242

Weighted Average Number of Common Shares Outstanding - Diluted	95,437,412	79,164,386	67,139,079

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2020	—	$—	60,021,483	$6	$2,652,090	$(91,343)	$(36,266)	$1,762	$2,526,249
Issuance of Series A preferred stock, net of issuance costs	7,000	175,000	—	—	(4,692)	—	—	—	170,308
Issuance of common stock, net of issuance costs	—	—	11,179,982	1	744,846	—	—	—	744,847
Repurchase of common shares	—	—	(28,051)	—	(1,813)	—	—	—	(1,813)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	138,894	—	320	—	—	—	320
Forfeiture of restricted stock	—	—	(26,997)	—	(560)	—	—	—	(560)
Stock-based compensation	—	—	—	—	5,358	—	—	—	5,358
Series A preferred dividends declared for the period	—	(2,148)	—	—	—	—	—	—	(2,148)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(176,148)	—	(903)	(177,051)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	30,763	167	30,930
Net income	—	2,148	—	—	—	120,125	—	603	122,876
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	18,799,566	2	1,257,821	—	—	—	1,257,823
Repurchase of common shares	—	—	(30,366)	—	(1,912)	—	—	—	(1,912)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	129,099	—	648	—	—	—	648
Forfeiture of restricted stock	—	—	(10,186)	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	6,525	—	—	—	6,525
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(225,766)	—	(978)	(226,744)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	29,054	143	29,197
Net income	—	7,437	—	—	—	145,000	—	598	153,035
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	10,267,768	1	689,896	—	—	—	689,897
Repurchase of common shares	—	—	(36,780)	—	(2,684)	—	—	—	(2,684)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	129,775	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(14,832)	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	—	—	8,349	—	—	—	8,349
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(280,863)	—	(1,015)	(281,878)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(6,997)	(23)	(7,020)
Net income	—	7,437	—	—	—	162,522	—	588	170,547
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153

Cash dividends declared per depositary share of Series A preferred stock:
For the twelve months ended December 31, 2021		$0.307
For the twelve months ended December 31, 2022		$1.063
For the twelve months ended December 31, 2023		$1.063

Cash dividends declared per common share:
For the twelve months ended December 31, 2021				$2.604
For the twelve months ended December 31, 2022				$2.805
For the twelve months ended December 31, 2023				$2.919

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net income	$170,547	$153,035	$122,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,277	133,570	95,729
Amortization from above (below) market lease intangibles, net	33,096	33,337	24,284
Amortization from financing costs, credit facility costs and debt discount	4,737	4,065	2,360
Stock-based compensation	8,338	6,464	4,798
Straight-line accrued rent	(12,142)	(13,176)	(11,857)
Provision for impairment	7,175	1,015	1,919
Gain(loss) on settlement of interest rate swaps	—	28,414	16,748
(Gain) loss on sale of assets	(1,849)	(5,341)	(14,941)
Write-off of unamortized financing costs upon debt extinguishment	—	—	1,250
(Increase) decrease in accounts receivable	(5,086)	799	(4,447)
(Increase) decrease in other assets	121	4,891	(3,231)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	10,384	15,048	10,827
Net Cash Provided by Operating Activities	391,598	362,121	246,315

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,206,025)	(1,578,511)	(1,400,685)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $1,957 in 2023, $1,261 in 2022, and $249 in 2021)	(82,368)	(81,875)	(41,464)
Payment of leasing costs	(447)	(503)	(468)
Net proceeds from sale of assets	13,843	44,914	56,002
Net Cash Used in Investing Activities	(1,274,997)	(1,615,975)	(1,386,615)

Cash Flows from Financing Activities
Proceeds from Series A preferred stock offering, net	—	—	170,308
Proceeds from common stock offerings, net	689,896	1,257,823	744,847
Repurchase of common shares	(2,684)	(1,912)	(1,813)
Unsecured revolving credit facility borrowings	1,231,000	1,035,000	594,000
Unsecured revolving credit facility repayments	(1,104,000)	(1,095,000)	(526,000)
Payments of mortgage notes payable	(5,527)	(24,490)	(799)
Proceeds from unsecured term loan	350,000	—	—
Payments of unsecured term loans	—	—	(240,000)
Proceeds from senior unsecured notes	—	297,513	640,623
Payments on senior notes	—	—	—
Payment of Series A preferred dividends	(7,437)	(7,438)	(1,529)
Payment of common stock dividends	(277,676)	(220,304)	(194,296)
Distributions to non-controlling interest	(1,012)	(971)	(1,042)
Payments for financing costs	(3,546)	(2,708)	(6,704)
Net Cash Provided by Financing Activities	869,014	1,237,513	1,177,595

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	(14,385)	(16,341)	37,295
Cash and cash equivalents and cash held in escrow, beginning of period	28,909	45,250	7,955
Cash and cash equivalents and cash held in escrow, end of period	$14,524	$28,909	$45,250

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$87,481	$58,784	$56,150
Cash paid for income tax	$3,065	$2,395	$1,816

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$—	$1,816	$6,302
Mortgage note payable assumed, net of $2,548 mortgage debt discount	$—	$39,702	$—
Series A preferred dividends declared and unpaid	$620	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$24,914	$21,725	$16,261
Change in accrual of development, construction and other real estate investment costs	$2,785	$3,199	$(5,537)

See accompanying notes to consolidated financial statements.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% and 99.6% common equity interest as of December 31, 2023 and 2022, respectively.  There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 - Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

At December 31, 2023 and 2022, respectively, the non-controlling interest in the Operating Partnership consisted of a 0.3% and 0.4% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 100,866,974 shares of common stock outstanding at December 31, 2023.

As of December 31, 2023, the Company owned 2,135 properties, with a total gross leasable area (“GLA”) of approximately 44.2 million square feet. As of December 31, 2023, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.4 years. A significant majority of its properties are leased to national tenants and approximately 69.1% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Consolidation

Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. The Company consolidates the Operating Partnership under the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and as a result, the Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

The following schedule summarizes the Company’s amortization of lease intangibles for the years ended December 31, 2023, 2022 and 2021 (presented in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Lease intangibles (in-place)	$58,396	$43,553	$27,827
Lease intangibles (above-market)	39,917	39,603	30,596
Lease intangibles (below-market)	(6,821)	(6,266)	(6,312)
Total	$91,492	$76,890	$52,111

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

The following schedule represents estimated future amortization of lease intangibles as of December 31, 2023 (presented in thousands):

Year Ending December 31,	2024	2025	2026	2027	2028	Thereafter	Total
Lease intangibles (in-place)	$61,552	$58,498	$55,050	$49,437	$43,295	$186,828	$454,660
Lease intangibles (above-market)	37,642	35,308	33,579	30,984	27,510	234,405	399,428
Lease intangibles (below-market)	(5,223)	(4,787)	(4,433)	(4,084)	(3,265)	(15,035)	(36,827)
Total	$93,971	$89,019	$84,196	$76,337	$67,540	$406,198	$817,261

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company had $13.4 million and $27.1 million in cash and cash equivalents and cash held in escrow as of December 31, 2023 and 2022, respectively, in excess of the FDIC insured limit.

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the Consolidated Balance Sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the Consolidated Statements of Cash Flows (presented in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$10,907	$27,763
Cash held in escrow	3,617	1,146
Total of cash and cash equivalents and cash held in escrow	$14,524	$28,909

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the Consolidated Balance Sheets. The balance of straight-line rent receivables at December 31, 2023 and 2022 was $65.9 million and $53.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of December 31, 2023, the Company has three leases across three tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in an increase to rental income and net income of $0.4 million for the year ended December 31, 2023 due to the receipt of amounts previously considered uncollectible, and a reduction to rental income and net income of $0.4 million for the year ended December 31, 2022.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance as of December 31, 2023 and 2022.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned.  The balance of unbilled operating cost reimbursement receivable at December 31, 2023 and 2022 was $14.0 million and $11.1 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the Consolidated Balance Sheets.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one-line, rental income, in the Consolidated Statement of Operations and Comprehensive Income.

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted common shares (“restricted

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Agree Realty Corporation	$169,959	$152,437	$122,273
Less: Series A preferred stock dividends	(7,437)	(7,437)	(2,148)
Net income attributable to common stockholders	162,522	145,000	120,125
Less: Income attributable to unvested restricted shares	(405)	(376)	(369)
Net income used in basic and diluted earnings per share	$162,117	$144,624	$119,756

Weighted average number of common shares outstanding	95,431,468	78,885,063	67,004,069
Less: Unvested restricted shares	(240,059)	(225,730)	(201,827)
Weighted average number of common shares outstanding used in basic earnings per share	95,191,409	78,659,333	66,802,242

Weighted average number of common shares outstanding used in basic earnings per share	95,191,409	78,659,333	66,802,242
Effect of dilutive securities:
Share-based compensation	131,261	129,474	118,460
ATM Forward Equity Offerings	39,519	63,381	203,957
December 2021 Forward Equity Offering	—	89,963	14,420
May 2022 Forward Equity Offering	—	173,429	—
September 2022 Forward Equity Offering	75,223	48,806	—
Weighted average number of common shares outstanding used in diluted earnings per share	95,437,412	79,164,386	67,139,079

Operating Partnership Units ("OP Units")	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	95,785,031	79,512,005	67,486,698

For the year ended December 31, 2023, 185 shares of common stock related to restricted shares granted in 2021 and 2022 were anti-dilutive and were not included in the computation of diluted earnings per share.

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
December 31, 2023

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

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings have been reflected as a reduction of additional paid-in-capital in the Company’s Consolidated Balance Sheets.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2023, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes related to the Company’s REIT taxable income in the accompanying consolidated financial statements.  Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

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
December 31, 2023

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)” (“ASU 2022-03”).  ASU 2022-03 clarifies that contractual sale restrictions on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, are not considered in measuring the fair value of equity securities. In addition, the amendment requires the disclosure of: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The amendments in ASU 2022-03 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  The amendment is applied prospectively and early adoption is permitted. There was no impact upon adoption of the guidance on January 1, 2024 as the Company does not have sale restrictions on equity securities.

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

In November 2023, the FASB issues ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280.  The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption is permitted. The Company has one reportable segment and continues to evaluate additional disclosures that may be required for entities with a single reportable segment.

In December 2023, the FASB issues ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective adoption is permitted. The Company continues to evaluate the potential impact of the guidance and potential additional disclosures required.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the years ended December 31, 2023, 2022 and 2021 (presented in thousands).

	For the Year Ended December 31,
	2023	2022	2021
Total lease payments	$558,200	$450,369	$352,797
Less: Operating cost reimbursements and percentage rents	60,694	47,962	36,929
Total non-variable lease payments	$497,506	$402,407	$315,868

At December 31, 2023, future non-variable lease payments to be received from the Company’s operating leases for the next five years and thereafter are as follows (presented in thousands):

Year Ending December 31,	2024	2025	2026	2027	2028	Thereafter	Total
Future non-variable lease payments	$558,548	$553,567	$534,151	$507,623	$470,740	$2,341,234	$4,965,863

Deferred Revenue

As of December 31, 2023 and 2022, there was $21.9 million and $18.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of December 31, 2023 and 2022, the Company had $60.2 million and $60.9 million, respectively, of right of use assets, net, recognized within other assets in the Consolidated Balance Sheets, while the corresponding lease obligations, net, of

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

$23.0 million and $23.6 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $1.7 million, $1.6 million, and $1.6 million for the years ending December 31, 2023, 2022 and 2021, respectively. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.3 million, $0.3 million and $0.2 million during the years ended December 31, 2023, 2022 and 2021.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the years ending December 31, 2023, 2022 and 2021 (presented in thousands).

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating leases:
Operating cash outflows	$1,197	$1,197	$1,112
Weighted-average remaining lease term - operating leases (years)	33.2	33.5	33.8

Finance leases:
Operating cash outflows	$252	$255	$215
Financing cash outflows	$84	$81	$93
Weighted-average remaining lease term - finance leases (years)	0.8	1.8	2.8

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities, including value assigned to above market lease terms	$—	$1,816	$6,302
Right-of-use assets net change	$—	$1,816	$6,302

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

The following is a maturity analysis of lease liabilities for operating land leases as of December 31, 2023 for the following five years. (presented in thousands)

Year Ending December 31,	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments	$1,197	$1,197	$1,195	$1,042	$1,013	$27,796	$33,440
Imputed interest	(690)	(669)	(647)	(627)	(609)	(13,254)	(16,496)
Total lease liabilities	$507	$528	$548	$415	$404	$14,542	$16,944

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at December 31, 2023, 2022 and 2021.

The following is a maturity analysis of lease liabilities for finance land leases as of December 31, 2023 for the following five years. (presented in thousands)

Year Ending December 31,	2024	2025	2026	2027	2028	Thereafter	Total
Lease payments	$6,252	$—	$—	$—	$—	$—	$6,252
Imputed interest	(207)	—	—	—	—	—	(207)
Total lease liabilities	$6,045	$—	$—	$—	$—	$—	$6,045

Note 4 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2023, the Company owned 2,135 properties, with a total GLA of approximately 44.2 million square feet. Net Real Estate Investments totaled $6.74 billion as of December 31, 2023. As of December 31, 2022, the Company owned 1,839 properties, with a total GLA of approximately 38.1 million square feet. Net Real Estate Investments totaled $5.74 billion as of December 31, 2022.

Acquisitions

During 2023, the Company purchased 282 retail net lease assets for approximately $1.20 billion, which includes acquisition and closing costs. These properties are located in 40 states and had a weighted average remaining lease term of approximately 11.3 years.  The aggregate 2023 acquisitions were allocated approximately $325.2 million to land, $726.1 million to buildings and improvements, and $147.4 million to lease intangibles.

During 2022, the Company purchased 434 retail net lease assets for approximately $1.60 billion, which includes acquisition, closing costs and the assumption of a $42.3 million mortgage note. These properties are located in 43 states and had a weighted average lease term of approximately 10.2 years.  The aggregate 2022 acquisitions were allocated approximately $387.7 million to land, $1.00 billion to buildings and improvements, $204.9 million to lease intangibles, net and $2.5 million to assumed mortgage debt discount.

The 2023 and 2022 acquisitions were primarily funded as cash purchases and the assumption of a mortgage note payable with a principal balance of $42.3 million. There was no material contingent consideration associated with these acquisitions.

None of the Company’s acquisitions during 2023 or 2022 caused any new or existing tenant to comprise 10% or more of the Company’s total annualized contractual base rent at December 31, 2023 or 2022.

Developments

During the third quarter of 2023, the Company changed the name of its Partner Capital Solutions program to Developer Funding Platform (“DFP”).

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

During 2023, the Company commenced 13 and completed 21 development or DFP projects.  At December 31, 2023, the Company had 16 development or DFP projects under construction.

During 2022, the Company commenced 28 and completed seven development or DFP projects. At December 31, 2022, the Company had 24 development or DFP projects under construction.

Dispositions

During 2023, the Company sold real estate properties for net proceeds of $13.8 million and recorded a net gain of $1.8 million.

During 2022, the Company sold real estate properties for net proceeds of $44.9 million and recorded a net gain of $5.3 million.

During 2021, the Company sold real estate properties for net proceeds of $56.0 million and recorded a net gain of $14.9 million.

During the year ended December 31, 2023, the Company completed construction and moved its headquarters to a new corporate office building.  Prior to the move, the Company’s headquarters were located in two office buildings owned by the Company. The Company began marketing for sale the previous corporate office buildings in early 2023, disposing of one in October 2023 to a third party. The Company received two bona fide offers on the remaining corporate office building during the fourth quarter of 2023, the highest of which was received from an entity controlled by one of the Company’s Independent Directors. The transaction to sell the building for $3.7 million to the related party entity was approved by the Company’s Audit Committee prior to accepting the offer and entering into the purchase and sale agreement.  As a result of the offers received related to the remaining corporate office building, the Company recognized impairment of $2.7 million to state the carrying value of the building at it’s fair value.   The building was classified as held for sale as of December 31, 2023 and the all cash disposition closed on January 16, 2024. No amounts were due to or due from the Independent Director or the related party entity as of December 31, 2023 or subsequent to closing the disposition.

Assets Held for Sale

The Company classified one property as real estate held for sale at December 31, 2023, the assets for which are separately presented in the Consolidated Balance Sheets. No properties were classified as held for sale at December 31, 2022.

Real estate held for sale consisted of the following as of December 31, 2023 and 2022 (presented in thousands):

	December 31, 2023	December 31, 2022
Land	$671	$—
Building	2,978	—
	3,649	—
Accumulated depreciation and amortization, net	(7)	—
Total Real Estate Held for Sale, net	$3,642	$—

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized provision for impairment of $7.2 million, $1.0 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.  The estimated fair value of the impaired real estate assets at their time of impairment during 2023, 2022 and 2021 was $6.3 million, $1.8 million and $1.0 million, respectively.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

Note 5 – Debt

As of December 31, 2023, the Company had total gross indebtedness of $2.43 billion, including (i) $44.9 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $1.81 billion of senior unsecured notes; and (iv) $227.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of December 31, 2023, the Company had total gross mortgage indebtedness of $44.9 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $79.3 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.78% as of December 31, 2023 and 3.94% as of December 31, 2022.

Mortgage notes payable consisted of the following (presented in thousands):

	December 31, 2023	December 31, 2022
Note payable in monthly installments of interest only at 5.01% per annum, matured in September 2023	$—	$4,622

Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	2,618	3,523

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	44,868	50,395
Unamortized debt issuance costs and assumed debt discount, net	(2,057)	(2,424)
Total	$42,811	$47,971

During the year ended December 31, 2023, the Company repaid the $4.6 million, 5.01% per annum, interest only mortgage note at maturity.

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

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2023, there were no mortgage loans with partial recourse to the Company.

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
December 31, 2023

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of December 31, 2023 and December 31, 2022 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	December 31, 2023	December 31, 2022
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$—
Total Principal			350,000	—
Unamortized debt issuance costs, net			(3,202)	—
Total			$346,798	$—

(1) Interest rate at December 31, 2023 reflects the spread of 95 basis points plus the impact of interest rate swaps which converted $350 million of SOFR-based interest to a fixed interest rate of 3.57%.

On July 31, 2023, the Company closed on the unsecured $350 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of December 31, 2023, and 2022 (presented in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	December 31, 2023	December 31, 2022
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
Total Principal				1,810,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net				(15,688)	(17,953)
Total				$1,794,312	$1,792,047

(1) The all-in interest rate reflects the straight-line amortization of the terminated swap agreements, as applicable.

The Company has entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows on forecasted issuances of debt. Refer to Note 9 – Derivative Instruments and Hedging Activity. In connection with

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

Senior Unsecured Notes – Public Offerings

The Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. These guarantees are senior unsecured obligations of the guarantors, rank equally in right of payment with all other existing and future senior unsecured indebtedness and are effectively subordinated to all secured indebtedness of the Operating Partnership and each guarantor (to the extent of the value of the collateral securing such indebtedness) of the guarantors.

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

The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. Based on the Company's credit ratings and leverage ratio at the time of closing plus the SOFR adjustment of 10 basis points, pricing on the Revolving Credit Facility was 87.5 basis points over SOFR. At December 31, 2023, the Revolving Credit Facility bore interest of 6.265%, which is comprised of SOFR of 5.39% plus the spread of 87.5 basis points. In connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility will decrease 1 basis point beginning in January 2024 due to improvements in the Company’s ESG rating score during 2023. Pricing may further be reduced if additional specific ESG rating improvements are achieved.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

Reimbursement Agreement and entered into a new reimbursement agreement dated October 3, 2023 (the “New Reimbursement Agreement”). Pursuant to the New Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for his proportionate share of loss incurred under the Revolving Credit Facility in an amount to be determined by facts and circumstances at the time of loss.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of December 31, 2023 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2024	$963	$—	$963
2025	1,026	50,000	51,026
2026 (1)	629	227,000	227,629
2027	—	50,000	50,000
2028	—	410,000	410,000
Thereafter	—	1,692,250	1,692,250
Total scheduled principal payments	$2,618	$2,429,250	$2,431,868
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027. The Revolving Credit Facility had a $227.0 million outstanding balance as of December 31, 2023.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2023, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of December 31, 2023.

Note 6 – Common and Preferred Stock

Shelf Registration

On May 5, 2023, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled all of these forward sale agreements. The offering resulted in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

In May 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled all of these forward sale agreements. The offering resulted in net proceeds to the Company of approximately $386.7 million after deducting fees and expenses and making certain other adjustments.

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the year ended December 31, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments.

Preferred Stock Offering

As of December 31, 2023, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and enters into forward sale agreements.  The results of the ATM programs are shown in the following table.

		Program Size		Net Proceeds Received
Program Year		($ million)	Shares Issued	($ million)
2020	*	$400.0	3,334,056	$209.5
2021	*	$500.0	5,453,975	$379.1
2022		$750.0	10,197,230	$669.1

* ATM Programs have been terminated and no future issuance will occur under them.

In September 2022, the Company entered into a $750 million ATM program (the “2022 ATM Program”) through which the Company, from time to time, may sell shares of common stock and/or enter into forward sale agreements.

As of December 31, 2023, the Company entered into forward sale agreements to sell an aggregate of 10,197,230 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $669.1 million. Through December 31, 2022,

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the year ended December 31, 2023, the Company has settled 6,117,768 shares of these forward sale agreements as of December 31, 2023 for net proceeds of approximately $415.4 million, after deducting fees and expense. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025. The Company had approximately $75.8 million of availability remaining under this program as of December 31, 2023.

Note 7 – Dividends and Distributions Payable

The Company declared dividends per common share of $2.919, $2.805 and $2.4056 during the years ended December 31, 2023, 2022 and 2021.

On December 12, 2023, the Company declared a dividend per common share of $0.247 per share for the month ended December 31, 2023. The holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Unit held. The monthly common dividend for December 2023 has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The December 2023 dividends and distributions were recorded as a liability on the consolidated balance sheet as of December 31, 2023 and were paid on January 16, 2024.

The Company declared dividends on the Series A Preferred Shares of $1.0625 per Depositary Share during the year ended December 31, 2023 and 2022 and $0.30695 per Depositary Share during the year ended December 31, 2021, covering the periods subsequent to the September 2021 preferred stock issuance date (see Note 6- Common and Preferred Stock).  These dividends were reflected entirely as ordinary income for federal income tax purposes. The December 2023 dividend declared on the Series A Preferred Shares of $0.08854 per Depositary Share has been reflected as a reduction of stockholders’ equity and was recorded as a liability on the consolidated balance sheet as of December 31, 2023 and paid on January 2, 2024.

For federal income tax purposes, distributions paid have been characterized as follows:

For the Year Ended December 31,	2023 (1)	2022	2021
Ordinary Income	$2.498	$2.518	$2.398
Return of Capital	0.174	0.287	0.206
Total	$2.672	$2.805	$2.604
(1)	The common dividend of $0.247 per common share, declared December 12, 2023 and paid January 16, 2024 will be considered a 2024 distribution for federal tax purposes and, therefore, has been excluded from the 2023 federal income tax characterization.

Note 8 – Income Taxes

Uncertain Tax Positions

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10. The Company’s federal income tax returns are open for examination by taxing authorities for all tax years after December 31, 2019. The Company has elected to record related interest and penalties, if any, as income tax expense on the Consolidated Statements of Operations and Comprehensive Income. We have no material interest or penalties relating to income taxes recognized for years ended December 31, 2023, 2022 and 2021.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

Income Tax Expense

During the years ended December 31, 2023, 2022 and 2021, the Company recognized net federal and state income tax expense of approximately $2.9 million, $2.9 million and $2.4 million, respectively.

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

2023 Hedge Activity

In June 2023, the Company entered into $350 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of December 31, 2023, these interest rate swaps were valued as a liability of approximately $1.3 million.

In December 2023, the Company entered into $150 million forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150 million of SOFR indexed debt to a weighted average fixed interest rate of 3.60% beginning December 31, 2024 through the maturity date of December 31, 2034. The swaps are designated to hedge previously unhedged variable rate interest payments indexed to SOFR. As of December 31, 2023, these interest rate swaps were valued as a liability of approximately $3.2 million

2022 Settlements - Hedging 2022 Debt Issuances

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2022. In August 2022, the Company terminated the swap agreements upon the debt issuance, receiving $28.4 million upon termination. This settlement was included as a component of accumulated Other Comprehensive Income (“OCI”), to be recognized as an adjustment to income over the term of the debt.

2021 Settlements - Hedging 2021 Debt Issuances

In August 2020, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $100

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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
December 31, 2023

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

The Company recognizes all changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment as a component of OCI.

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified as a decrease to interest expense.

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

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional Amount[1]
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2023	2022	2023	2022
Interest rate swap	6	—	$500,000	$—

(1) Number of Instruments and total Notional amounts disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting swaps prior to their effective date.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the Consolidated Balance Sheets (presented in thousands).

Asset Derivatives
	December 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Other Assets, net	$—	$—

	Liability Derivatives
	December 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$(4,501)	$—

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 (presented in thousands).

				Location of Accumulated OCI	Amount Reclassified from
	Amount of Income/(Loss) Recognized			Reclassified from Accumulated	Accumulated OCI as a
	in OCI on Derivative			OCI into Income	(Reduction)/Increase in Interest Expense
Year Ended December 31,	2023	2022	2021		2023	2022	2021
Interest rate swaps	$(1,911)	$29,881	$14,958	Interest expense	$(5,109)	$(684)	$15,973

				Loss on extinguishment of debt and settlement of related hedges	$—	$—	$13,363

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2023.

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

As of December 31, 2023, the fair value of derivatives in a net liability position related to these agreements, which includes interest but excludes any adjustment for nonperformance risk was $4.1 million. The Company had no derivatives outstanding as of December 31, 2022. There was no offsetting of derivative assets or liabilities as of December 31, 2023 and December 31, 2022.

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

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023. (presented in thousands):

	Total Fair Value	Level 2
December 31, 2023
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$4,501	$4,501

There were no such derivative assets or liabilities as of December 31, 2022.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

Other Financial Instruments

The carrying values of cash and cash equivalents, cash held in escrow, accounts receivables and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $1.79 billion and $1.79 billion as of December 31, 2023 and 2022, respectively, and had fair values of approximately $1.60 billion and $1.54 billion, respectively. The Mortgage Notes Payable had carrying values of $42.8 million and $48.0 million as of December 31, 2023 and 2022, respectively, and had fair values of $41.2 million and $45.4 million as of those dates. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 11 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. As of December 31, 2023, 169,809 shares of common stock were available for issuance under the 2020 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense related to restricted share grants of $4.6 million, $3.9 million and $3.5 million for the year ended December 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $9.6 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.4 years. The intrinsic value of restricted shares redeemed was $2.7 million, $1.9 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2020	175	$60.53

Restricted stock granted	87	$65.23
Restricted stock vested	(64)	$53.82
Restricted stock forfeited	(23)	$63.88
Unvested restricted stock at December 31, 2021	175	$64.90

Restricted stock granted	81	$63.10
Restricted stock vested	(63)	$60.84
Restricted stock forfeited	(10)	$65.12
Unvested restricted stock at December 31, 2022	183	$65.46

Restricted stock granted	82	$73.15
Restricted stock vested	(56)	$63.95
Restricted stock forfeited	(15)	$69.12
Unvested restricted stock at December 31, 2023	194	$68.85

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
December 31, 2023

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

The Company recognized expense related to performance units and shares for which the three-year performance period had not yet been completed of $2.2 million, $1.5 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $4.4 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.2 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed, however the shares have not yet vested, of $0.5 million, $0.4 million and $0.2 million for the years ending December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $0.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 0.9 years.

Performance unit and share activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2020 - three-year performance period to be completed	87	$69.61

Performance units granted	43	$63.42
Performance shares - three-year performance period completed	(31)	$55.29
Performance units and shares forfeited	(21)	$68.79
Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$72.13

Performance units granted	34	$68.59
Performance shares - three-year performance period completed	(27)	$66.96
Performance units at December 31, 2022 - three-year performance period to be completed	85	$72.27

Performance units granted	47	$80.34
Performance shares - three-year performance period completed	(21)	$90.17
Performance units at December 31, 2023 - three-year performance period to be completed	111	$72.14

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2020	—	$—

Shares earned at completion of three-year performance period (1)	47	$55.29
Shares vested	(16)	$55.29
Shares forfeited	(4)	$55.29
Performance shares - three-year performance period completed but not yet vested December 31, 2021	27	$55.29

Shares earned at completion of three-year performance period (2)	28	$66.96
Shares vested	(23)	$59.91
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2022	32	$61.91

Shares earned at completion of three-year performance period (3)	33	$90.17
Shares vested	(34)	$69.73
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2023	31	$83.40

(1)Performance shares granted in 2018 for which the three-year performance period was completed in 2021 paid out at the 150% performance level

(2)Performance units granted in 2019 for which the three-year performance period was completed in 2022 paid out at the 106% performance level

(3)Performance units granted in 2020 for which the three-year performance period was completed in 2023 paid out at the 150% performance level

Restricted Stock - Directors

Beginning in 2022, the Company granted restricted shares to non-employee directors which vest over the calendar year, commensurate with the board members’ annual services to the Company.

During the year ended December 31, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share. During the year ended December 31, 2022, 10,636 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $62.62 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $1.1 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

8
Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2023

The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 12 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be  routine in nature and incidental to the operation of our business. The Company believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

Note 13 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2023 through the date on which these financial statements were issued to determine whether any of these events required adjustment to or disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

6

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Borman Center, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Capital Plaza, KY	—	7,379	2,240,607	8,812,548	7,379	11,053,156	11,060,535	2,272,371	1978	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	143,997	200,000	1,922,654	2,122,654	1,724,964	1984	40 Years
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995
Wichita Store, KS	—	1,039,195	1,690,644	451,090	1,139,677	2,041,252	3,180,929	1,145,506	1995	40 Years
Monroeville, PA	—	6,332,158	2,249,724	(2,037,769)	3,153,890	3,390,223	6,544,113	1,650,097	1996	40 Years
Boynton Beach, FL	—	1,534,942	2,043,122	5,286,734	3,103,943	5,760,855	8,864,798	2,610,637	1996	40 Years
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,165)	1,350,590	1,711,666	3,062,256	1,091,769	1998	40 Years
Mt Pleasant Shopping Ctr, MI	—	907,600	8,081,968	11,498,547	1,874,745	18,613,370	20,488,115	6,112,090	1998	40 Years
Rochester, MI	—	2,438,740	2,188,050	23,358	2,438,740	2,211,408	4,650,148	1,343,197	1999	40 Years
Ypsilanti, MI	—	2,050,000	2,222,097	(3,494,709)	777,388	—	777,388	—	1999
Petoskey, MI	—	—	2,332,473	2,020,905	2,015,626	2,337,752	4,353,378	1,380,859	2000	40 Years
Flint, MI	—	1,477,680	2,241,293	99,920	1,477,680	2,341,213	3,818,893	1,300,396	2001	40 Years
New Baltimore, MI	—	1,250,000	2,285,781	9,231	1,250,000	2,295,012	3,545,012	1,271,626	2001	40 Years
Flint, MI	1,435,925	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	976,159	2002	40 Years
Indianapolis, IN	—	180,000	1,117,617	108,551	180,000	1,226,168	1,406,168	655,638	2002	40 Years
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	1,081,996	2003	40 Years
Flint, MI	1,664,211	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	972,744	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,452,484	2004	40 Years
Flint, MI	1,272,314	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	1,032,131	2004	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	2,374,403	—	6,306,927	6,306,927	1,805,635	2004	40 Years
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	1,054,534	2005	40 Years
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	649,708	2005	40 Years
N Cape May, NJ	—	1,075,000	1,430,092	495	1,075,000	1,430,587	2,505,587	646,740	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	583,592	2006	40 Years
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	849,693	2007	40 Years
East Lansing, MI	—	240,000	54,531	(54,531)	240,000	—	240,000	—	2007
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	1,041,093	2009	40 Years
Southfield, MI	1,483,000	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	45,345	2009	40 Years
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	1,059,002	2010	40 Years
Johnstown, OH	—	485,000	2,799,503	—	485,000	2,799,503	3,284,503	944,833	2010	40 Years
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	1,268,016	2010	40 Years
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010
Mansfield, CT	—	700,000	1,902,191	13,918	700,000	1,916,109	2,616,109	624,322	2010	40 Years
Spring Grove, IL	2,313,000	1,191,199	—	968	1,192,167	—	1,192,167	—	2010
Tallahassee, FL	1,628,000	—	1,482,461	—	—	1,482,461	1,482,461	483,341	2010	40 Years
Wilmington, NC	2,186,000	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	432,674	2011	40 Years
Marietta, GA	900,000	575,000	696,297	6,359	575,000	702,656	1,277,656	219,503	2011	40 Years
Baltimore, MD	2,534,000	2,610,430	—	27,619	2,638,049	—	2,638,049	—	2011
Dallas, TX	1,844,000	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	554,603	2011	40 Years
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	243,279	2011	40 Years
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011
Roseville, CA	4,752,000	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	1,141,835	2011	40 Years
Fort Walton Beach, FL	1,768,000	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	612,522	2011	40 Years
Leawood, KS	—	989,622	3,003,541	16,196	989,621	3,019,738	4,009,359	905,919	2011	40 Years
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	2,065,178	2011	40 Years
Macomb Township, MI	1,793,000	1,605,134	—	—	1,605,134	—	1,605,134	—	2012
Madison, AL	1,552,000	675,000	1,317,927	—	675,000	1,317,927	1,992,927	395,377	2012	40 Years
Walker, MI	887,000	219,200	1,024,738	—	219,200	1,024,738	1,243,938	301,016	2012	40 Years
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	590,448	2012	40 Years
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	344,118	2012	40 Years
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	869,534	2012	40 Years
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	1,367,224	2012	40 Years
Vineland, NJ	—	4,102,710	1,501,854	43,977	4,125,289	1,523,251	5,648,540	433,097	2012	40 Years
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	338,897	2012	40 Years
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	220,604	2012	40 Years
Springfield, IL	—	302,520	653,654	49,741	302,520	703,395	1,005,915	199,519	2012	40 Years
Jacksonville, NC	—	676,930	1,482,748	—	676,930	1,482,748	2,159,678	421,986	2012	40 Years
Morrow, GA	—	525,000	1,383,489	(99,850)	525,000	1,283,640	1,808,640	361,649	2012	40 Years
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	828,917	2012	40 Years
Lyons, GA	—	121,627	2,155,635	(103,392)	121,627	2,052,243	2,173,870	585,393	2012	40 Years
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	418,372	2012	40 Years
Minneapolis, MN	—	1,088,015	345,958	71,142	826,635	678,480	1,505,115	50,886	2012	40 Years
Lake Zurich, IL	—	780,974	7,909,277	46,509	780,974	7,955,786	8,736,760	2,196,232	2012	40 Years
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	447,487	2012	40 Years
Pensacola, FL	—	650,000	1,165,415	23,957	650,000	1,189,372	1,839,372	325,202	2012	40 Years
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012
St. Joseph, MO	—	377,620	7,639,521	49,219	377,620	7,688,740	8,066,360	2,086,224	2013	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	1,051,020	2013	40 Years
North Las Vegas, NV	—	214,552	717,435	28,999	214,552	746,434	960,986	203,268	2013	40 Years
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	202,828	2013	40 Years
Rancho Cordova, CA	—	1,339,612	—	4,463	1,074,612	269,463	1,344,075	269,016	2013	40 Years
Kissimmee, FL	—	1,453,500	971,683	656	1,454,156	971,683	2,425,839	261,141	2013	40 Years
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	232,419	2013	40 Years
Manchester, CT	—	397,800	325,705	—	397,800	325,705	723,505	86,856	2013	40 Years
Rapid City, SD	—	1,017,800	2,348,032	1,379	1,017,800	2,349,411	3,367,211	624,086	2013	40 Years
Chicago, IL	—	272,222	649,063	93,052	272,222	742,115	1,014,337	184,110	2013	40 Years
Brooklyn, OH	—	3,643,700	15,079,714	953,195	3,643,700	16,032,909	19,676,609	4,179,748	2013	40 Years
Madisonville, TX	—	96,680	1,087,642	18,200	96,680	1,105,842	1,202,522	290,889	2013	40 Years
Forest, MS	—	—	1,298,176	99,848	—	1,398,024	1,398,024	362,344	2013	40 Years
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	355,739	2013	40 Years
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	1,904,020	2013	40 Years
Allentown, PA	—	2,525,051	7,896,613	672,368	2,525,051	8,568,981	11,094,032	2,210,050	2013	40 Years
Casselberry, FL	—	1,804,000	793,101	(2,906)	1,804,000	790,195	2,594,195	206,210	2013	40 Years
Berwyn, IL	—	186,791	933,959	62,586	186,792	996,544	1,183,336	247,310	2013	40 Years
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	1,035,180	2013	40 Years
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	1,227,727	2013	40 Years
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	295,046	2013	40 Years
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	580,303	2014	40 Years
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	52,461	2014	40 Years
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	57,003	2014	40 Years
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	40,836	2014	40 Years
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	28,878	2014	40 Years
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	49,471	2014	40 Years
Littleton, CO	4,622,391	819,000	8,756,266	(3,879,591)	819,000	4,876,675	5,695,675	1,716,171	2014	40 Years
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	251,233	2014	40 Years
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	352,247	2014	40 Years
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	134,580	2014	40 Years
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	90,555	2014	40 Years
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,442	1,842,240	2,864,568	4,706,808	711,569	2014	40 Years
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	1,450,218	2014	40 Years
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	561,558	2014	40 Years
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	563,391	2014	40 Years
Junction City, KS	—	78,271	2,504,294	(30,565)	78,271	2,473,729	2,552,000	563,338	2014	40 Years
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	78,955	2014	40 Years
Lincoln Park, MI	—	543,303	1,408,544	335,350	543,303	1,743,894	2,287,197	386,942	2014	40 Years
Novi, MI	—	1,803,857	1,488,505	22,490	1,803,857	1,510,995	3,314,852	339,939	2014	40 Years
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	39,100	2014	40 Years
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	320,048	2014	40 Years
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	334,510	2014	40 Years
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	177,663	2014	40 Years
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	188,510	2014	40 Years
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	170,818	2014	40 Years
Orrville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	168,699	2014	40 Years
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	178,895	2014	40 Years
Columbus, OH	—	—	1,136,250	1,593,792	1,590,997	1,139,045	2,730,042	265,545	2014	40 Years
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	154,843	2014	40 Years
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	1,180,479	2014	40 Years
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	327,956	2014	40 Years
Anderson, SC	—	781,200	4,441,535	261,623	775,732	4,708,627	5,484,359	1,190,866	2014	40 Years
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	60,998	2014	40 Years
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	101,440	2014	40 Years
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	59,414	2014	40 Years
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	274,947	2014	40 Years
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	61,476	2014	40 Years
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	64,955	2014	40 Years
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	68,611	2014	40 Years
New Tazewell, TN	—	91,006	328,561	29,311	91,006	357,872	448,878	76,869	2014	40 Years
Maryville, TN	—	94,682	1,529,621	85,861	94,682	1,615,482	1,710,164	358,860	2014	40 Years
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	181,453	2014	40 Years
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	267,624	2014	40 Years
Knoxville, TN	—	160,057	2,265,025	226,291	160,057	2,491,316	2,651,373	569,414	2014	40 Years
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	228,595	2014	40 Years
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	1,648,347	2014	40 Years
Forest Va	—	282,600	956,027	—	282,600	956,027	1,238,627	227,055	2014	40 Years
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	239,257	2014	40 Years
Glen Allen, VA	—	590,101	1,129,495	(19,367)	577,601	1,122,628	1,700,229	254,934	2014	40 Years
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	828,580	2014	40 Years
Wausau, WI	—	909,092	1,405,899	86,763	909,092	1,492,662	2,401,754	353,238	2014	40 Years
Foley AL	—	305,332	506,203	9,380	305,332	515,583	820,915	116,504	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Sulligent, AL	—	58,803	1,085,906	(432,709)	58,803	653,197	712,000	191,562	2015	40 Years
Eutaw, AL	—	103,746	1,212,006	(377,526)	103,746	834,480	938,226	226,208	2015	40 Years
Tallassee, AL	—	154,437	850,448	51,460	154,437	901,909	1,056,346	192,136	2015	40 Years
Orange Park, AL	—	649,652	1,775,000	9,664	649,652	1,784,664	2,434,316	371,241	2015	40 Years
Pace, FL	—	37,860	524,400	6,970	37,860	531,370	569,230	118,655	2015	40 Years
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	172,584	2015	40 Years
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	271,445	2015	40 Years
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	140,165	2015	40 Years
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	140,870	2015	40 Years
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	438,384	2015	40 Years
Davenport, IA	—	776,366	6,623,542	880,195	776,366	7,503,737	8,280,103	1,421,810	2015	40 Years
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	147,389	2015	40 Years
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	153,508	2015	40 Years
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	437,373	2015	40 Years
Tompkinsville , KY	—	70,252	1,132,033	(164,520)	70,252	967,513	1,037,765	247,617	2015	40 Years
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	2,746,404	2015	40 Years
Portland, MA	—	—	3,831,860	3,172	—	3,835,032	3,835,032	814,905	2015	40 Years
Flint, MI	—	120,078	2,561,015	20,489	120,078	2,581,505	2,701,583	516,301	2015	40 Years
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	151,668	2015	40 Years
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	130,489	2015	40 Years
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	192,071	2015	40 Years
Branson, MO	—	721,135	717,081	(4,069)	721,135	713,013	1,434,148	146,521	2015	40 Years
Enfield, NH	—	93,628	1,295,320	60,029	93,628	1,355,349	1,448,977	298,831	2015	40 Years
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	267,916	2015	40 Years
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	255,736	2015	40 Years
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	193,461	2015	40 Years
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	147,703	2015	40 Years
Bedford Heights, OH	—	226,920	959,528	21,901	226,920	981,428	1,208,348	207,800	2015	40 Years
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	201,810	2015	40 Years
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	197,158	2015	40 Years
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	154,784	2015	40 Years
Lima, OH	—	335,386	592,154	2,834	335,386	594,987	930,373	119,233	2015	40 Years
Elk City, OK	—	45,212	1,242,220	—	45,212	1,242,220	1,287,432	266,559	2015	40 Years
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	859,571	2015	40 Years
Westfield, PA	—	47,346	1,117,723	12,109	47,346	1,129,832	1,177,178	251,625	2015	40 Years
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	1,957,464	2015	40 Years
Grindstone, PA	—	288,246	500,379	93,063	288,246	593,442	881,688	105,809	2015	40 Years
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	267,431	2015	40 Years
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	318,089	2015	40 Years
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	254,819	2015	40 Years
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	231,027	2015	40 Years
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	248,234	2015	40 Years
Jackson, TN	—	277,000	495,103	102,685	277,000	597,788	874,788	112,221	2015	40 Years
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	3,744,281	2015	40 Years
Corpus Christi, TX	—	316,916	2,140,056	13,083	316,916	2,153,139	2,470,055	446,390	2015	40 Years
Harlingen, TX	—	126,102	869,779	12,681	126,102	882,460	1,008,562	182,683	2015	40 Years
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	1,032,817	2015	40 Years
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	353,824	2015	40 Years
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	225,051	2015	40 Years
Martinsburg, WV	—	620,892	943,163	16,127	620,892	959,290	1,580,182	189,125	2015	40 Years
Grand Chute, WI	—	2,766,417	7,084,942	997,204	2,766,417	8,082,146	10,848,563	1,631,880	2015	40 Years
New Richmond, WI	—	71,969	648,850	—	71,969	648,850	720,819	137,881	2015	40 Years
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	137,439	2015	40 Years
Decatur, AL	—	337,738	510,706	—	337,739	510,706	848,445	91,501	2016	40 Years
Greenville, AL	—	203,722	905,780	9,912	203,723	915,691	1,119,414	160,203	2016	40 Years
Bullhead City, AZ	—	177,501	1,364,406	—	177,501	1,364,406	1,541,907	264,341	2016	40 Years
Page, AZ	—	256,983	1,299,283	—	256,983	1,299,283	1,556,266	251,736	2016	40 Years
Safford, AZ	—	349,269	1,196,307	676	349,269	1,196,983	1,546,252	221,734	2016	40 Years
Tucson, AZ	—	3,208,580	4,410,679	(8,268)	3,208,580	4,402,411	7,610,991	826,640	2016	40 Years
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	173,960	2016	40 Years
Sunnyvale, CA	—	7,351,903	4,638,432	193	7,351,903	4,638,626	11,990,529	879,261	2016	40 Years
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	1,392,275	2016	40 Years
Aurora, CO	—	847,349	834,301	26,405	847,349	860,706	1,708,055	147,609	2016	40 Years
Aurora, CO	—	1,132,676	5,716,367	298,991	1,132,676	6,015,358	7,148,034	1,050,051	2016	40 Years
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	725,582	2016	40 Years
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	219,844	2016	40 Years
Mt Dora, FL	—	1,678,671	3,691,615	639,524	1,678,671	4,331,140	6,009,811	806,411	2016	40 Years
North Miami Beach, FL	—	1,622,742	512,717	11,241	1,622,742	523,957	2,146,699	91,615	2016	40 Years
Orlando, FL	—	903,411	1,627,159	(24,844)	903,411	1,602,316	2,505,727	293,677	2016	40 Years
Port Orange, FL	—	1,493,863	3,114,697	694,235	1,493,863	3,808,932	5,302,795	662,988	2016	40 Years
Royal Palm Beach, FL	—	2,052,463	956,768	36,974	2,052,463	993,743	3,046,206	183,256	2016	40 Years
Sarasota, FL	—	1,769,175	3,587,992	711,294	1,769,175	4,299,285	6,068,460	742,825	2016	40 Years
Venice, FL	—	281,936	1,291,748	124,338	281,936	1,416,086	1,698,022	241,929	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016
Dalton, GA	—	211,362	220,927	—	211,362	220,927	432,289	41,405	2016	40 Years
Crystal Lake, IL	—	2,446,521	7,012,819	409,198	2,446,521	7,422,017	9,868,538	1,298,053	2016	40 Years
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	173,811	2016	40 Years
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	391,015	2016	40 Years
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	436,515	2016	40 Years
Fort Wayne, IN	—	711,430	1,258,357	(5,562)	711,430	1,252,794	1,964,224	248,233	2016	40 Years
Indianapolis, IN	—	734,434	970,175	126,370	734,434	1,096,546	1,830,980	188,953	2016	40 Years
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	260,517	2016	40 Years
Frankfort, KY	—	—	514,277	—	514,277	—	514,277	—	2016
DeRidder, LA	—	814,891	2,156,542	10,536	814,891	2,167,078	2,981,969	405,380	2016	40 Years
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	750,977	2016	40 Years
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	385,933	2016	40 Years
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016
Mt Pleasant, MI	—	—	511,282	(254)	511,028	—	511,028	—	2016
Norton Shores, MI	—	495,605	667,982	42,874	495,605	710,856	1,206,461	129,271	2016	40 Years
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	182,911	2016	40 Years
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	166,633	2016	40 Years
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	211,187	2016	40 Years
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	185,791	2016	40 Years
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	202,619	2016	40 Years
Columbus, MS	—	1,103,458	2,128,089	(2,105)	1,103,458	2,125,984	3,229,442	419,486	2016	40 Years
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	178,500	2016	40 Years
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	184,611	2016	40 Years
Jackson, MS	—	732,944	2,862,813	33,902	732,944	2,896,715	3,629,659	527,212	2016	40 Years
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	220,921	2016	40 Years
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	109,099	2016	40 Years
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	165,696	2016	40 Years
Bowling Green, MO	—	360,201	2,809,170	5,000	360,201	2,814,170	3,174,371	509,438	2016	40 Years
St Robert, MO	—	394,859	1,305,366	24,332	394,859	1,329,699	1,724,558	234,988	2016	40 Years
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	230,649	2016	40 Years
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	493,799	2016	40 Years
Alamogordo, NM	—	524,763	941,615	7,521	524,763	949,137	1,473,900	168,038	2016	40 Years
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	146,387	2016	40 Years
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	220,262	2016	40 Years
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	147,945	2016	40 Years
Fayetteville, NC	—	1,267,529	2,527,462	16,898	1,267,529	2,544,359	3,811,888	450,399	2016	40 Years
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	173,796	2016	40 Years
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	207,639	2016	40 Years
Cambridge, OH	—	168,717	1,113,232	209,761	168,717	1,322,993	1,491,710	219,098	2016	40 Years
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	242,055	2016	40 Years
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	33,037	2016	40 Years
Lorain, OH	—	808,162	1,390,481	10,000	808,162	1,400,481	2,208,643	273,406	2016	40 Years
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	224,567	2016	40 Years
Springfield, OH	—	982,451	3,957,512	39,639	982,451	3,997,151	4,979,602	776,325	2016	40 Years
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	301,467	2016	40 Years
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	335,896	2016	40 Years
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	170,254	2016	40 Years
Carthage, TX	—	597,995	1,965,290	27,357	597,995	1,992,647	2,590,642	369,784	2016	40 Years
Cedar Park, TX	—	1,386,802	4,656,229	758,023	1,410,827	5,390,227	6,801,054	1,080,380	2016	40 Years
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	442,984	2016	40 Years
Hemphill, TX	—	250,503	1,955,918	321,886	250,503	2,277,804	2,528,307	370,926	2016	40 Years
Lampasas, TX	—	245,312	1,063,701	45,198	245,312	1,108,898	1,354,210	209,409	2016	40 Years
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	438,953	2016	40 Years
Odessa, TX	—	921,043	2,434,384	5,614	921,043	2,439,999	3,361,042	457,310	2016	40 Years
Port Arthur, TX	—	1,889,732	8,121,417	503,893	1,889,732	8,625,310	10,515,042	1,535,836	2016	40 Years
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	1,106,644	2016	40 Years
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	2,767	2016	40 Years
Manitowoc, WI	—	879,237	4,467,960	1,312	879,237	4,469,273	5,348,510	819,035	2016	40 Years
Oak Creek, WI	—	487,277	3,082,180	434,881	487,277	3,517,060	4,004,337	666,839	2016	40 Years
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	106,942	2017	40 Years
Oxford, AL	—	255,786	7,273,871	146,792	255,786	7,420,663	7,676,449	1,229,775	2017	40 Years
Oxford, AL	—	24,875	600,936	(15,612)	24,875	585,324	610,199	98,762	2017	40 Years
Jonesboro, AR	—	3,656,554	3,219,456	11,058	3,656,554	3,230,514	6,887,068	504,225	2017	40 Years
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	216,729	2017	40 Years
Southington, CT	—	1,088,181	1,287,837	185,818	1,088,181	1,473,655	2,561,836	229,993	2017	40 Years
Millsboro, DE	—	3,501,109	—	(20,531)	3,480,578	—	3,480,578	—	2017
Jacksonville,FL	—	2,298,885	2,894,565	29,662	2,298,885	2,924,226	5,223,111	445,642	2017	40 Years
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	374,390	2017	40 Years
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	268,077	2017	40 Years
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	364,185	2017	40 Years
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	247,368	2017	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	166,338	2017	40 Years
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	142,148	2017	40 Years
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	217,343	2017	40 Years
Metter, GA	—	256,743	766,818	—	256,743	766,818	1,023,561	122,966	2017	40 Years
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	215,815	2017	40 Years
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	1,657,551	2017	40 Years
Chicago, IL	—	2,081,151	5,197,315	11,754	2,081,151	5,209,069	7,290,220	877,026	2017	40 Years
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	159,086	2017	40 Years
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017
Springfield, IL	—	574,805	1,554,786	9,659	574,805	1,564,446	2,139,251	234,003	2017	40 Years
Woodstock, IL	—	683,419	1,002,207	27,984	711,119	1,002,491	1,713,610	152,460	2017	40 Years
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	334,713	2017	40 Years
Kokomo, IN	—	95,196	1,484,778	(30,615)	95,196	1,454,163	1,549,359	222,940	2017	40 Years
Nashville, IN	—	484,117	2,458,215	—	484,117	2,458,215	2,942,332	399,222	2017	40 Years
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	1,033,508	2017	40 Years
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	161,927	2017	40 Years
Salyersville, KY	—	289,663	906,455	597	289,663	907,051	1,196,714	149,199	2017	40 Years
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	278,961	2017	40 Years
Bossier City, LA	—	797,899	2,925,864	147	797,899	2,926,010	3,723,909	444,994	2017	40 Years
Kenner, LA	—	323,188	859,298	(1,001)	323,188	858,298	1,181,486	134,075	2017	40 Years
Mandeville, LA	—	834,891	1,294,812	205	834,891	1,295,017	2,129,908	202,265	2017	40 Years
New Orleans, LA	—	—	6,846,313	121,177	—	6,967,490	6,967,490	1,123,595	2017	40 Years
Baltimore, MD	—	782,819	745,092	7,969	782,819	753,060	1,535,879	115,264	2017	40 Years
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	1,086,390	2017	40 Years
Bloomington, MN	—	1,491,302	—	619	1,491,921	—	1,491,921	—	2017
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	170,624	2017	40 Years
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	185,209	2017	40 Years
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	193,615	2017	40 Years
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	236,154	2017	40 Years
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	111,336	2017	40 Years
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	283,825	2017	40 Years
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	369,164	2017	40 Years
St. Charles, MO	—	736,242	2,122,426	271,734	736,242	2,394,160	3,130,402	427,580	2017	40 Years
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	161,350	2017	40 Years
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	183,473	2017	40 Years
Secaucus, NJ	—	19,915,781	17,306,541	92,903	19,915,781	17,399,444	37,315,225	2,610,248	2017	40 Years
Sewell, NJ	—	1,809,771	6,892,134	(100,816)	1,809,771	6,791,318	8,601,089	1,119,230	2017	40 Years
Santa Fe, NM	—	1,072,340	4,013,237	476	1,072,340	4,013,713	5,086,053	702,324	2017	40 Years
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	148,253	2017	40 Years
Jacksonville, NC	—	308,321	875,652	31,340	308,321	906,992	1,215,313	152,488	2017	40 Years
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	266,522	2017	40 Years
Grandview Heights, OH	—	1,276,870	8,557,690	(20,517)	1,276,870	8,537,172	9,814,042	1,406,417	2017	40 Years
Hilliard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017
Edmond, OK	—	1,063,243	3,816,155	9,878	1,063,243	3,826,033	4,889,276	589,970	2017	40 Years
Oklahoma City, OK	—	868,648	1,820,174	7,835	868,648	1,828,009	2,696,657	290,003	2017	40 Years
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	203,307	2017	40 Years
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	407,594	2017	40 Years
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	180,271	2017	40 Years
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,004	5,685,241	546,889	2017	40 Years
Etowah, TN	—	74,057	862,436	78,325	74,057	940,761	1,014,818	157,389	2017	40 Years
Memphis, TN	—	1,661,764	3,874,356	15,301	1,661,764	3,889,657	5,551,421	663,207	2017	40 Years
Alamo, TX	—	104,878	821,355	13,275	104,878	834,630	939,508	125,111	2017	40 Years
Andrews, TX	—	172,373	817,252	(291)	172,373	816,961	989,334	137,867	2017	40 Years
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,791	2,100,643	263,717	2017	40 Years
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,899	1,408,421	153,887	2017	40 Years
Corpus Christi, TX	—	185,375	1,413,299	—	185,375	1,413,299	1,598,674	232,455	2017	40 Years
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,340	1,371,814	195,222	2017	40 Years
Fort Worth, TX	—	1,016,587	4,622,507	257,308	1,016,587	4,879,816	5,896,403	786,523	2017	40 Years
Lufkin, TX	—	1,497,171	4,948,906	20,434	1,497,171	4,969,340	6,466,511	837,619	2017	40 Years
Newport News, VA	—	2,458,053	5,390,475	758,009	2,458,053	6,148,485	8,606,538	1,129,855	2017	40 Years
Appleton, WI	—	417,249	1,525,582	9,779	417,249	1,535,362	1,952,611	248,704	2017	40 Years
Onalaska, WI	—	821,085	2,651,773	—	821,085	2,651,773	3,472,858	436,383	2017	40 Years
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	150,571	2018	40 Years
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	393,825	2018	40 Years
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	129,103	2018	40 Years
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	123,247	2018	40 Years
Selma, AL	—	206,831	1,790,939	(24,494)	206,831	1,766,445	1,973,276	221,418	2018	40 Years
Maricopa, AZ	—	2,166,955	9,505,724	14,600	2,166,955	9,520,324	11,687,279	1,209,850	2018	40 Years
Parker, AZ	—	322,510	1,159,624	1,163	322,510	1,160,787	1,483,297	161,936	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
St. Michaels, AZ	—	127,874	1,043,962	12,012	127,874	1,055,974	1,183,848	138,382	2018	40 Years
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	107,123	2018	40 Years
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	239,497	2018	40 Years
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	104,388	2018	40 Years
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	69,832	2018	40 Years
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	75,932	2018	40 Years
Apopka, FL	—	587,585	2,363,721	73,672	587,585	2,437,393	3,024,978	304,192	2018	40 Years
Cape Coral, FL	—	554,721	1,009,404	11,500	554,721	1,020,904	1,575,625	126,782	2018	40 Years
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	150,173	2018	40 Years
DeFuniak Springs, FL	—	226,898	835,016	(18,770)	200,998	842,146	1,043,144	108,703	2018	40 Years
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	197,587	2018	40 Years
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	118,400	2018	40 Years
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	118,533	2018	40 Years
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	194,314	2018	40 Years
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	110,850	2018	40 Years
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	193,747	2018	40 Years
Merritt Island,FL	—	598,790	988,114	—	598,790	988,114	1,586,904	129,690	2018	40 Years
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	122,157	2018	40 Years
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	163,841	2018	40 Years
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	162,065	2018	40 Years
Titusville, FL	—	137,421	1,017,394	12,058	137,421	1,029,453	1,166,874	128,606	2018	40 Years
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	179,181	2018	40 Years
Albany, GA	—	448,253	1,462,641	6,023	448,253	1,468,664	1,916,917	183,542	2018	40 Years
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	1,057,167	2018	40 Years
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	117,642	2018	40 Years
Covington, GA	—	744,321	1,235,171	64,400	744,321	1,299,571	2,043,892	157,443	2018	40 Years
Doraville, GA	—	1,991,031	291,663	452,309	1,991,031	743,971	2,735,002	59,069	2018	40 Years
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	186,566	2018	40 Years
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	150,848	2018	40 Years
Marietta, GA	—	1,257,433	1,563,755	5,501	1,257,433	1,569,255	2,826,688	227,998	2018	40 Years
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	104,098	2018	40 Years
Pooler, GA	—	989,819	1,220,271	733	989,819	1,221,005	2,210,824	167,870	2018	40 Years
Riverdale, GA	—	474,072	879,835	(3,750)	470,322	879,835	1,350,157	109,979	2018	40 Years
Savannah, GA	—	944,815	2,997,426	14,050	944,815	3,011,476	3,956,291	376,333	2018	40 Years
Statesboro, GA	—	681,381	1,592,291	1,785	681,381	1,594,077	2,275,458	209,200	2018	40 Years
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	129,521	2018	40 Years
Nampa, ID	—	496,676	5,163,257	37,265	496,676	5,200,522	5,697,198	703,525	2018	40 Years
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	107,825	2018	40 Years
Bloomington, IL	—	1,408,067	986,931	677	1,408,067	987,609	2,395,676	139,891	2018	40 Years
Carlinville, IL	—	208,519	1,113,537	1,163	208,519	1,114,699	1,323,218	155,502	2018	40 Years
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	43,943	2018	40 Years
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	93,581	2018	40 Years
Flora, IL	—	232,155	1,121,688	4,087	232,155	1,125,775	1,357,930	143,033	2018	40 Years
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	136,736	2018	40 Years
Lake Zurich, IL	—	290,272	857,467	141,839	290,272	999,306	1,289,578	113,280	2018	40 Years
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	82,672	2018	40 Years
Morris, IL	—	331,622	1,842,994	3,880	331,622	1,846,874	2,178,496	242,354	2018	40 Years
Newton, IL	—	510,192	1,069,075	2,500	510,192	1,071,575	1,581,767	142,840	2018	40 Years
Northlake, IL	—	353,337	564,677	4,343	353,337	569,020	922,357	73,337	2018	40 Years
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	104,723	2018	40 Years
Greenwood, IN	—	1,586,786	1,232,818	1,163	1,586,786	1,233,980	2,820,766	172,152	2018	40 Years
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	38,956	2018	40 Years
Mishawaka, IN	—	1,263,680	4,106,900	—	1,263,680	4,106,900	5,370,580	539,031	2018	40 Years
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	410,034	2018	40 Years
Warsaw, IN	—	583,174	1,118,270	58,247	583,174	1,176,516	1,759,690	174,128	2018	40 Years
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	130,649	2018	40 Years
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	108,164	2018	40 Years
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	219,187	2018	40 Years
Urbandale, IA	—	68,172	2,938,611	(85,151)	593,022	2,328,611	2,921,633	389,889	2018	40 Years
Overland Park, KS	—	1,053,287	6,141,649	218	1,053,287	6,141,868	7,195,155	806,116	2018	40 Years
Ekron, KY	—	95,655	802,880	—	95,655	802,880	898,535	110,396	2018	40 Years
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	131,821	2018	40 Years
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	162,211	2018	40 Years
Donaldsonville, LA	—	542,118	2,418,183	31,276	542,118	2,449,460	2,991,578	330,984	2018	40 Years
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	121,485	2018	40 Years
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	333,468	2018	40 Years
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	147,359	2018	40 Years
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	98,168	2018	40 Years
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	211,052	2018	40 Years
Jena, LA	—	772,878	2,392,129	2,040	774,918	2,392,129	3,167,047	323,934	2018	40 Years
Jennings, LA	—	128,158	2,329,137	150,190	128,158	2,479,326	2,607,484	337,931	2018	40 Years
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	99,563	2018	40 Years
Rayville, LA	—	310,034	2,365,203	17,435	310,034	2,382,638	2,692,672	321,111	2018	40 Years
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	114,483	2018	40 Years
Talisheek, LA	—	150,802	1,031,214	41,718	150,802	1,072,931	1,223,733	140,301	2018	40 Years
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	81,491	2018	40 Years
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	149,234	2018	40 Years
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	103,343	2018	40 Years
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	368,223	2018	40 Years
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	587,163	2018	40 Years
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	552,905	2018	40 Years
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	376,898	2018	40 Years
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	508,512	2018	40 Years
Lake Orion, MI	—	1,172,982	2,349,762	8,277	1,172,982	2,358,038	3,531,020	347,678	2018	40 Years
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	130,553	2018	40 Years
Champlin, MN	—	307,271	1,602,196	18,429	307,271	1,620,625	1,927,896	202,463	2018	40 Years
North Branch, MN	—	533,175	—	205	533,380	—	533,380	—	2018
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	76,694	2018	40 Years
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	281,801	2018	40 Years
Corinth, MS	—	504,885	4,540,022	129,132	504,885	4,669,154	5,174,039	693,062	2018	40 Years
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	181,573	2018	40 Years
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	103,265	2018	40 Years
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	163,229	2018	40 Years
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	234,417	2018	40 Years
Florissant, MO	—	733,592	1,961,094	(14,149)	733,592	1,946,945	2,680,537	243,456	2018	40 Years
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	56,884	2018	40 Years
Liberty, MO	—	308,470	2,750,231	—	308,470	2,750,231	3,058,701	395,237	2018	40 Years
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	153,320	2018	40 Years
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	819,420	2018	40 Years
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	220,082	2018	40 Years
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	222,122	2018	40 Years
Nashua, NH	—	3,635,953	2,720,644	4,240	3,635,953	2,724,884	6,360,837	403,567	2018	40 Years
Forked River, NJ	—	4,227,966	3,991,690	(95,381)	4,227,966	3,896,309	8,124,275	509,291	2018	40 Years
Forked River, NJ	—	3,505,805	(2,766,838)	3,193,972	3,505,805	427,134	3,932,939	55,141	2018	40 Years
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	180,441	2018	40 Years
Forked River, NJ	—	1,682,284	3,527,964	(3,432,691)	1,682,284	95,273	1,777,557	16,625	2018	40 Years
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	536,089	2018	40 Years
Bernalillo, NM	—	899,770	2,037,465	(78,875)	820,895	2,037,465	2,858,360	302,657	2018	40 Years
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018
Canandaigua, NY	—	154,996	1,352,174	156	154,996	1,352,330	1,507,326	180,278	2018	40 Years
Catskill, NY	—	80,524	1,097,609	156	80,524	1,097,765	1,178,289	146,336	2018	40 Years
Clifton Park, NY	—	925,613	1,858,613	18,498	925,613	1,877,111	2,802,724	233,854	2018	40 Years
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	118,453	2018	40 Years
Geneseo, NY	—	264,795	1,328,115	156	264,795	1,328,271	1,593,066	177,090	2018	40 Years
Greece, NY	—	182,916	1,254,678	156	182,916	1,254,834	1,437,750	167,279	2018	40 Years
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	254,950	2018	40 Years
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	95,548	2018	40 Years
N. Syracuse, NY	—	165,417	452,510	10,034	165,417	462,544	627,961	57,504	2018	40 Years
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	127,843	2018	40 Years
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	119,439	2018	40 Years
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	96,569	2018	40 Years
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	110,157	2018	40 Years
Schenectady, NY	—	74,387	1,279,967	8,540	74,387	1,288,507	1,362,894	171,646	2018	40 Years
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	90,800	2018	40 Years
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	114,788	2018	40 Years
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	32,416	2018	40 Years
Tonawanda, NY	—	94,443	727,373	156	94,443	727,530	821,973	96,971	2018	40 Years
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	72,114	2018	40 Years
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	92,199	2018	40 Years
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	61,100	2018	40 Years
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	64,751	2018	40 Years
Concord, NC	—	526,102	1,955,989	8,699	526,102	1,964,688	2,490,790	249,607	2018	40 Years
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	106,123	2018	40 Years
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	221,159	2018	40 Years
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	168,877	2018	40 Years
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	175,430	2018	40 Years
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	128,087	2018	40 Years
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	120,851	2018	40 Years
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	852,004	2018	40 Years
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	131,392	2018	40 Years
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	87,536	2018	40 Years
Zebulon, NC	—	160,107	1,077	36	161,220	—	161,220	—	2018
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Bellevue, OH	—	272,308	1,127,365	62,975	272,308	1,190,340	1,462,648	167,901	2018	40 Years
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	134,514	2018	40 Years
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	136,040	2018	40 Years
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	50,002	2018	40 Years
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018
Middletown, OH	—	311,389	1,451,469	1,163	311,389	1,452,632	1,764,021	202,656	2018	40 Years
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	99,767	2018	40 Years
North Olmsted, OH	—	544,903	810,840	34,500	544,903	845,340	1,390,243	121,695	2018	40 Years
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	75,137	2018	40 Years
Warrensville Heights, OH	—	735,534	—	627	736,161	—	736,161	—	2018
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	123,679	2018	40 Years
Broken Arrow, OK	—	919,176	1,276,754	1,778	919,176	1,278,532	2,197,708	175,754	2018	40 Years
Chickasha, OK	—	230,000	2,881,525	11,101	230,000	2,892,626	3,122,626	384,261	2018	40 Years
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	110,517	2018	40 Years
Midwest City, OK	—	755,192	5,687,280	5,850	755,192	5,693,131	6,448,323	748,393	2018	40 Years
Oklahoma City, OK	—	1,104,085	1,874,359	40,579	1,104,085	1,914,937	3,019,022	240,890	2018	40 Years
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	119,695	2018	40 Years
Wright City, OK	—	38,302	1,010,645	17,948	38,302	1,028,593	1,066,895	132,257	2018	40 Years
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	1,084,625	2018	40 Years
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	80,437	2018	40 Years
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	104,242	2018	40 Years
Johnstown, PA	—	1,030,667	—	8,829	1,039,496	—	1,039,496	—	2018
King of Prussia, PA	—	5,097,320	—	1,201	5,098,522	—	5,098,522	—	2018
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	27,260	2018	40 Years
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	15,314	2018	40 Years
Pittsburgh, PA	—	927,083	5,126,243	25,348	927,083	5,151,590	6,078,673	663,082	2018	40 Years
Pittsburgh, PA	—	1,397,965	—	1,810	1,399,775	—	1,399,775	—	2018
Upper Darby, PA	—	861,339	85,966	37,671	861,339	123,637	984,976	21,654	2018	40 Years
Wysox, PA	—	1,668,272	1,699,343	31,181	1,668,272	1,730,524	3,398,796	227,274	2018	40 Years
Richmond, RI	—	1,293,932	7,477,281	689,598	1,293,932	8,166,878	9,460,810	1,222,941	2018	40 Years
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	263,532	2018	40 Years
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	181,435	2018	40 Years
Lake City, SC	—	57,911	932,874	28,344	57,911	961,218	1,019,129	119,171	2018	40 Years
Manning, SC	—	245,546	989,236	146	245,546	989,382	1,234,928	131,899	2018	40 Years
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	130,351	2018	40 Years
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	18,638	2018	40 Years
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	202,298	2018	40 Years
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	101,183	2018	40 Years
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	113,817	2018	40 Years
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	154,574	2018	40 Years
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	154,019	2018	40 Years
Beaumont, TX	—	936,389	2,725,502	21,661	936,389	2,747,164	3,683,553	343,260	2018	40 Years
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	216,089	2018	40 Years
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	125,397	2018	40 Years
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	281,349	2018	40 Years
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	108,418	2018	40 Years
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	133,879	2018	40 Years
Kemah, TX	—	2,324,774	2,835,597	(44,661)	2,324,774	2,790,936	5,115,710	367,682	2018	40 Years
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	211,523	2018	40 Years
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	258,601	2018	40 Years
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	131,864	2018	40 Years
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	102,835	2018	40 Years
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	90,242	2018	40 Years
Porter, TX	—	524,532	1,683,767	566	524,532	1,684,333	2,208,865	221,062	2018	40 Years
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	254,310	2018	40 Years
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	187,040	2018	40 Years
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	99,016	2018	40 Years
Willis, TX	—	406,466	925,047	7,287	406,466	932,334	1,338,800	122,275	2018	40 Years
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	369,998	2018	40 Years
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	82,723	2018	40 Years
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	134,574	2018	40 Years
Glen Allen, VA	—	1,112,948	837,542	108,465	1,112,948	946,007	2,058,955	124,844	2018	40 Years
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	64,362	2018	40 Years
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	288,419	2018	40 Years
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	144,323	2018	40 Years
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	413,554	2018	40 Years
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	101,464	2018	40 Years
Bluefield, WV	—	287,740	947,287	12,403	287,740	959,691	1,247,431	140,972	2018	40 Years
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	172,930	2018	40 Years
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	143,180	2018	40 Years
Madison, WI	—	2,475,815	4,249,537	(30,001)	2,475,814	4,219,537	6,695,351	548,752	2018	40 Years
Mt. Pleasant, WI	—	208,806	1,173,275	(601)	208,205	1,173,275	1,381,480	146,659	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Schofield, WI	—	533,503	1,071,930	—	533,502	1,071,930	1,605,432	133,991	2018	40 Years
Sheboygan, WI	—	331,691	929,093	—	331,691	929,093	1,260,784	116,137	2018	40 Years
Athens, AL	—	338,789	1,119,459	(2,717)	338,789	1,116,742	1,455,531	123,386	2019	40 Years
Attalla, AL	—	289,473	928,717	—	289,473	928,717	1,218,190	102,546	2019	40 Years
Birmingham, AL	—	1,400,530	859,880	236,711	1,400,530	1,096,591	2,497,121	91,129	2019	40 Years
Blountsville, AL	—	262,412	816,070	22,398	262,412	838,468	1,100,880	90,679	2019	40 Years
Coffeeville, AL	—	129,263	864,122	—	129,263	864,122	993,385	95,413	2019	40 Years
Phenix, AL	—	292,234	1,280,705	—	292,234	1,280,705	1,572,939	154,752	2019	40 Years
Silas, AL	—	383,742	1,351,195	—	383,742	1,351,195	1,734,937	149,185	2019	40 Years
Tuba City, AZ	—	138,006	1,253,376	531	138,006	1,253,907	1,391,913	133,137	2019	40 Years
Searcy, AR	—	851,561	5,582,069	75,885	851,561	5,657,953	6,509,514	684,834	2019	40 Years
Sheridan, AR	—	124,667	1,070,754	—	124,667	1,070,754	1,195,421	118,096	2019	40 Years
Trumann, AR	—	170,957	1,064,039	—	170,957	1,064,039	1,234,996	117,354	2019	40 Years
Visalia, CA	—	2,552,353	6,994,518	283	2,552,353	6,994,802	9,547,155	801,479	2019	40 Years
Lakewood, CO	—	3,021,260	6,125,185	57,272	3,021,260	6,182,457	9,203,717	617,391	2019	40 Years
Rifle, CO	—	4,427,019	1,599,591	—	4,427,019	1,599,591	6,026,610	183,178	2019	40 Years
Danbury, CT	—	1,095,933	—	—	1,095,933	—	1,095,933	—	2019
Greenwich, CT	—	16,350,193	3,076,568	6,540	16,350,193	3,083,108	19,433,301	361,748	2019	40 Years
Orange, CT	—	6,881,022	10,519,218	38,849	6,881,022	10,558,067	17,439,089	1,121,202	2019	40 Years
Torrington, CT	—	195,171	1,541,214	26,976	195,171	1,568,190	1,763,361	159,972	2019	40 Years
Bear, DE	—	743,604	—	657	744,261	—	744,261	—	2019
Wilmington, DE	—	2,501,623	2,784,576	—	2,501,623	2,784,576	5,286,199	330,504	2019	40 Years
Apopka, FL	—	646,629	1,215,458	10,730	646,629	1,226,188	1,872,817	153,721	2019	40 Years
Clearwater, FL	—	497,216	1,027,192	—	497,216	1,027,192	1,524,408	121,812	2019	40 Years
Cocoa, FL	—	2,174,730	—	—	2,174,730	—	2,174,730	—	2019
Lake Placid, FL	—	255,339	1,059,913	—	255,339	1,059,913	1,315,252	110,408	2019	40 Years
Merritt Island, FL	—	746,846	1,805,756	—	746,846	1,805,756	2,552,602	195,624	2019	40 Years
Orlando, FL	—	751,265	2,089,523	—	751,265	2,089,523	2,840,788	246,716	2019	40 Years
Poinciana, FL	—	608,450	1,073,714	—	608,450	1,073,714	1,682,164	111,845	2019	40 Years
Sanford, FL	—	2,791,684	4,763,063	20,322	2,791,684	4,783,386	7,575,070	517,769	2019	40 Years
Tavares, FL	—	736,113	1,849,694	—	736,113	1,849,694	2,585,807	219,656	2019	40 Years
Wauchula, FL	—	333,236	1,156,806	—	333,236	1,156,806	1,490,042	144,601	2019	40 Years
West Palm Beach, FL	—	2,484,935	2,344,077	—	2,484,935	2,344,077	4,829,012	253,870	2019	40 Years
Brunswick, GA	—	186,767	1,615,510	1,900	186,767	1,617,410	1,804,177	191,728	2019	40 Years
Columbus, GA	—	336,125	2,497,365	32,240	336,125	2,529,605	2,865,730	263,165	2019	40 Years
Conyers, GA	—	714,666	2,137,506	—	714,666	2,137,506	2,852,172	240,355	2019	40 Years
Dacula, GA	—	1,280,484	1,716,312	—	1,280,484	1,716,312	2,996,796	207,328	2019	40 Years
Marietta, GA	—	390,416	1,441,936	—	390,416	1,441,936	1,832,352	171,053	2019	40 Years
Tucker, GA	—	374,268	1,652,522	—	374,268	1,652,522	2,026,790	199,620	2019	40 Years
Chubbuck, ID	—	1,067,983	5,880,828	—	1,067,983	5,880,828	6,948,811	722,849	2019	40 Years
Chubbuck, ID	—	185,310	—	—	185,310	—	185,310	—	2019
Chubbuck, ID	—	873,334	1,653,886	—	873,334	1,653,886	2,527,220	203,290	2019	40 Years
Edwardsville, IL	—	449,741	1,202,041	—	449,741	1,202,041	1,651,782	142,614	2019	40 Years
Elk Grove Village, IL	—	394,567	1,395,659	22,896	394,567	1,418,555	1,813,122	153,194	2019	40 Years
Evergreen Park, IL	—	5,687,045	18,880,969	—	5,687,045	18,880,969	24,568,014	2,045,167	2019	40 Years
Freeport, IL	—	92,295	1,537,120	—	92,295	1,537,120	1,629,415	163,252	2019	40 Years
Geneva, IL	—	644,434	1,213,859	—	644,434	1,213,859	1,858,293	141,617	2019	40 Years
Greenville, IL	—	135,642	1,026,006	—	135,642	1,026,006	1,161,648	104,738	2019	40 Years
Murphysboro, IL	—	176,281	988,808	—	176,281	988,808	1,165,089	111,098	2019	40 Years
Rockford, IL	—	814,666	1,719,410	—	814,666	1,719,410	2,534,076	182,620	2019	40 Years
Round Lake, IL	—	325,722	2,669,132	5,756	325,722	2,674,888	3,000,610	269,153	2019	40 Years
Fishers, IN	—	429,857	621,742	25,550	429,857	647,292	1,077,149	76,312	2019	40 Years
Gas City, IN	—	504,378	1,341,890	—	504,378	1,341,890	1,846,268	164,941	2019	40 Years
Hammond, IN	—	149,230	1,002,706	—	149,230	1,002,706	1,151,936	110,715	2019	40 Years
Kokomo, IN	—	716,631	1,143,537	—	716,631	1,143,537	1,860,168	135,687	2019	40 Years
Marion, IN	—	140,507	898,097	27,530	140,507	925,627	1,066,134	92,539	2019	40 Years
Westfield, IN	—	594,597	1,260,563	43,497	594,597	1,304,060	1,898,657	155,547	2019	40 Years
Waterloo, IA	—	369,497	1,265,450	—	369,497	1,265,450	1,634,947	137,018	2019	40 Years
Concordia, KS	—	150,440	1,144,639	26,864	150,440	1,171,503	1,321,943	116,904	2019	40 Years
Parsons, KS	—	203,953	1,073,554	—	203,953	1,073,554	1,277,507	129,600	2019	40 Years
Pratt, KS	—	245,375	1,293,871	—	245,375	1,293,871	1,539,246	140,169	2019	40 Years
Wellington, KS	—	95,197	1,090,333	—	95,197	1,090,333	1,185,530	115,782	2019	40 Years
Wichita, KS	—	1,257,608	5,700,299	355	1,257,608	5,700,654	6,958,262	664,933	2019	40 Years
Crestwood, KY	—	670,021	1,096,031	9,668	670,021	1,105,699	1,775,720	110,510	2019	40 Years
Georgetown, KY	—	257,839	3,025,734	266,479	257,839	3,292,213	3,550,052	344,257	2019	40 Years
Grayson, KY	—	241,857	1,155,603	—	241,857	1,155,603	1,397,460	125,190	2019	40 Years
Henderson, KY	—	146,676	958,794	—	146,676	958,794	1,105,470	97,877	2019	40 Years
Leitchfield, KY	—	303,830	1,062,711	—	303,830	1,062,711	1,366,541	106,271	2019	40 Years
Kentwood, LA	—	327,392	638,214	20,612	327,392	658,826	986,218	81,882	2019	40 Years
Lake Charles, LA	—	565,778	890,034	(110,745)	750,569	594,498	1,345,067	41,427	2019	40 Years
Bowie, MD	—	2,840,009	4,474,364	—	2,840,009	4,474,364	7,314,373	503,255	2019	40 Years
Eldersburg, MD	—	563,227	1,855,987	519	563,227	1,856,507	2,419,734	197,151	2019	40 Years
Brockton, MA	—	3,254,807	8,504,236	105,278	3,254,807	8,609,514	11,864,321	860,708	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Ipswich, MA	—	467,109	967,282	—	467,109	967,282	1,434,391	108,724	2019	40 Years
Ispwich, MA	—	2,606,990	3,414,474	6,230	2,606,990	3,420,704	6,027,694	384,376	2019	40 Years
Adrian, MI	—	459,814	1,562,895	38,711	459,814	1,601,605	2,061,419	187,499	2019	40 Years
Allegan, MI	—	184,466	1,239,762	—	184,466	1,239,762	1,424,228	139,473	2019	40 Years
Caro, MI	—	183,318	1,328,630	—	183,318	1,328,630	1,511,948	141,120	2019	40 Years
Clare, MI	—	153,379	1,412,383	11,126	153,379	1,423,510	1,576,889	145,217	2019	40 Years
Cooks, MI	—	304,340	1,109,838	9,630	304,340	1,119,468	1,423,808	111,887	2019	40 Years
Crystal Falls, MI	—	62,462	757,276	—	62,462	757,276	819,738	83,616	2019	40 Years
Harrison, MI	—	59,984	900,901	(25,895)	59,984	875,006	934,990	87,671	2019	40 Years
Jackson, MI	—	524,446	1,265,119	—	524,446	1,265,119	1,789,565	131,783	2019	40 Years
Monroe, MI	—	501,688	2,651,440	—	501,688	2,651,440	3,153,128	314,660	2019	40 Years
Plymouth, MI	—	580,459	1,043,474	47,200	580,459	1,090,674	1,671,133	130,992	2019	40 Years
Spalding, MI	—	86,973	842,434	—	86,973	842,434	929,407	93,019	2019	40 Years
Walker, MI	—	4,821,073	15,814,475	17,091	4,821,073	15,831,566	20,652,639	1,648,931	2019	40 Years
Lakeville, MN	—	1,774,051	6,386,118	114,634	1,774,051	6,500,752	8,274,803	738,126	2019	40 Years
Longville, MN	—	30,748	836,277	—	30,748	836,277	867,025	92,339	2019	40 Years
Waite Park, MN	—	142,863	1,064,736	—	142,863	1,064,736	1,207,599	126,150	2019	40 Years
Bolton, MS	—	172,890	831,005	—	172,890	831,005	1,003,895	91,757	2019	40 Years
Bruce, MS	—	189,929	896,080	—	189,929	896,080	1,086,009	106,349	2019	40 Years
Columbus, MS	—	123,385	898,226	—	123,385	898,226	1,021,611	106,604	2019	40 Years
Flowood, MS	—	638,891	1,308,566	—	638,891	1,308,566	1,947,457	138,978	2019	40 Years
Houston, MS	—	170,449	913,763	—	170,449	913,763	1,084,212	108,449	2019	40 Years
Jackson, MS	—	393,954	1,169,374	—	393,954	1,169,374	1,563,328	124,193	2019	40 Years
Michigan City, MS	—	336,323	963,447	—	336,323	963,447	1,299,770	114,349	2019	40 Years
Pontotoc, MS	—	174,112	924,043	—	174,112	924,043	1,098,155	105,880	2019	40 Years
Tutwiler, MS	—	152,108	844,300	—	152,108	844,300	996,408	93,225	2019	40 Years
Fair Play, MO	—	56,563	642,856	—	56,563	642,856	699,419	70,982	2019	40 Years
Florissant, MO	—	1,394,072	2,210,514	—	1,394,072	2,210,514	3,604,586	262,435	2019	40 Years
Florissant, MO	—	1,647,163	2,256,716	—	1,647,163	2,256,716	3,903,879	263,284	2019	40 Years
Grovespring, MO	—	207,974	823,419	—	207,974	823,419	1,031,393	90,919	2019	40 Years
Hermitage, MO	—	98,531	833,177	2,600	98,531	835,777	934,308	92,241	2019	40 Years
Madison, MO	—	199,972	844,901	—	199,972	844,901	1,044,873	93,291	2019	40 Years
Oak Grove, MO	—	275,293	1,000,150	—	275,293	1,000,150	1,275,443	112,517	2019	40 Years
Salem, MO	—	153,713	1,085,494	—	153,713	1,085,494	1,239,207	115,268	2019	40 Years
South Fork, MO	—	345,053	1,087,384	—	345,053	1,087,384	1,432,437	120,065	2019	40 Years
St. Louis, MO	—	743,673	3,387,981	—	743,673	3,387,981	4,131,654	345,856	2019	40 Years
Manchester, HN	—	1,486,550	2,419,269	314,378	1,486,550	2,733,647	4,220,197	254,958	2019	40 Years
Nashua, NH	—	808,886	2,020,221	279	808,886	2,020,499	2,829,385	210,466	2019	40 Years
Lanoka Harbor, NJ	—	1,355,335	1,052,415	—	1,355,335	1,052,415	2,407,750	111,692	2019	40 Years
Paramus, NJ	—	—	6,224,221	609,273	—	6,833,494	6,833,494	830,272	2019	40 Years
San Ysidro, NM	—	316,770	956,983	—	316,770	956,983	1,273,753	105,667	2019	40 Years
Hinsdale, NY	—	353,602	905,350	—	353,602	905,350	1,258,952	99,966	2019	40 Years
Liverpool, NY	—	1,697,114	3,355,641	50,698	1,697,114	3,406,339	5,103,453	338,943	2019	40 Years
Malone, NY	—	413,667	1,035,771	—	413,667	1,035,771	1,449,438	122,821	2019	40 Years
Vestal, NY	—	3,540,906	5,610,529	145,000	3,540,906	5,755,529	9,296,435	617,840	2019	40 Years
Columbus, NC	—	423,026	1,070,992	—	423,026	1,070,992	1,494,018	113,719	2019	40 Years
Fayetteville, NC	—	505,574	1,544,177	—	505,574	1,544,177	2,049,751	160,852	2019	40 Years
Hope Mills, NC	—	1,522,142	7,906,676	—	1,522,142	7,906,676	9,428,818	856,431	2019	40 Years
Sylva, NC	—	450,055	1,351,631	19,487	450,055	1,371,118	1,821,173	136,990	2019	40 Years
Edgeley, ND	—	193,509	944,881	—	193,509	944,881	1,138,390	106,299	2019	40 Years
Grand Forks, ND	—	1,187,389	2,052,184	—	1,187,389	2,052,184	3,239,573	226,577	2019	40 Years
Williston, ND	—	515,210	1,584,865	—	515,210	1,584,865	2,100,075	174,995	2019	40 Years
Batavia, OH	—	601,071	1,125,756	(7,364)	595,681	1,123,783	1,719,464	129,046	2019	40 Years
Bellevue, OH	—	186,215	1,343,783	8,491	186,215	1,352,274	1,538,489	135,174	2019	40 Years
Columbus, OH	—	357,767	1,423,046	—	357,767	1,423,046	1,780,813	168,810	2019	40 Years
Conneaut, OH	—	200,915	1,363,715	7,983	200,915	1,371,698	1,572,613	142,802	2019	40 Years
Hamilton, OH	—	335,677	1,066,581	—	335,677	1,066,581	1,402,258	124,291	2019	40 Years
Heath, OH	—	657,358	3,259,449	314,817	657,358	3,574,266	4,231,624	402,224	2019	40 Years
Kenton, OH	—	191,968	1,290,534	7,724	191,968	1,298,257	1,490,225	132,466	2019	40 Years
Maumee, OH	—	1,498,739	815,222	4,677	1,498,739	819,899	2,318,638	100,320	2019	40 Years
Oxford, OH	—	912,241	2,566,991	25,001	912,241	2,591,993	3,504,234	312,004	2019	40 Years
West Chester, OH	—	796,035	814,730	660	796,035	815,390	1,611,425	100,206	2019	40 Years
West Chester, OH	—	395,924	1,173,848	—	395,924	1,173,848	1,569,772	141,723	2019	40 Years
Ada, OK	—	336,304	1,234,870	—	336,304	1,234,870	1,571,174	128,632	2019	40 Years
Bartlesville, OK	—	451,582	1,249,112	—	451,582	1,249,112	1,700,694	140,353	2019	40 Years
Bokoshe, OK	—	47,725	797,175	—	47,725	797,175	844,900	89,392	2019	40 Years
Lawton, OK	—	230,834	612,256	—	230,834	612,256	843,090	68,707	2019	40 Years
Whitefield, OK	—	144,932	863,327	—	144,932	863,327	1,008,259	97,124	2019	40 Years
Cranberry Township, PA	—	2,066,679	2,049,310	—	2,066,679	2,049,310	4,115,989	247,565	2019	40 Years
Ebensburg, PA	—	551,162	2,023,064	5,690	551,162	2,028,754	2,579,916	240,641	2019	40 Years
Flourtown, PA	—	1,342,409	2,229,147	—	1,342,409	2,229,147	3,571,556	273,984	2019	40 Years
Monaca, PA	—	449,116	842,901	—	449,116	842,901	1,292,017	101,791	2019	40 Years
Natrona Heights, PA	—	1,412,247	1,719,447	—	1,412,247	1,719,447	3,131,694	211,349	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
North Huntingdon, PA	—	428,166	1,508,044	—	428,166	1,508,044	1,936,210	182,162	2019	40 Years
Oakdale, PA	—	708,623	987,577	95,078	708,623	1,082,654	1,791,277	110,768	2019	40 Years
Philadelphia, PA	—	1,891,985	20,799,223	211,964	1,891,985	21,011,187	22,903,172	2,468,591	2019	40 Years
Pittsburgh, PA	—	1,251,674	3,842,592	—	1,251,674	3,842,592	5,094,266	408,176	2019	40 Years
Robinson Township, PA	—	1,630,648	2,703,381	—	1,630,648	2,703,381	4,334,029	304,046	2019	40 Years
Titusville, PA	—	877,651	2,568,060	—	877,651	2,568,060	3,445,711	294,200	2019	40 Years
West View, PA	—	120,349	1,347,706	—	120,349	1,347,706	1,468,055	145,917	2019	40 Years
York, PA	—	3,331,496	6,690,968	9,190	3,331,496	6,700,158	10,031,654	766,833	2019	40 Years
Columbia, SC	—	2,783,934	13,228,453	—	2,783,934	13,228,453	16,012,387	1,598,311	2019	40 Years
Hampton, SC	—	215,462	1,050,367	—	215,462	1,050,367	1,265,829	131,296	2019	40 Years
Myrtle Beach, SC	—	1,371,226	2,752,440	503,611	1,371,226	3,256,051	4,627,277	405,123	2019	40 Years
Orangeburg, SC	—	316,428	1,116,664	—	316,428	1,116,664	1,433,092	127,873	2019	40 Years
Kadoka, SD	—	134,528	926,523	—	134,528	926,523	1,061,051	104,234	2019	40 Years
Thorn Hill, TN	—	115,367	974,925	—	115,367	974,925	1,090,292	115,677	2019	40 Years
Woodbury, TN	—	154,043	1,092,958	—	154,043	1,092,958	1,247,001	129,789	2019	40 Years
Burleson, TX	—	1,396,753	3,312,794	13,863	1,396,753	3,326,658	4,723,411	332,579	2019	40 Years
Carrizo Springs, TX	—	337,070	812,963	5,087	337,070	818,050	1,155,120	91,910	2019	40 Years
Garland, TX	—	773,385	2,587,011	—	773,385	2,587,011	3,360,396	301,818	2019	40 Years
Kenedy, TX	—	325,159	954,774	11,254	325,159	966,029	1,291,188	96,533	2019	40 Years
Laredo, TX	—	1,117,403	2,152,573	48,118	1,117,403	2,200,690	3,318,093	251,366	2019	40 Years
Lewisville, TX	—	2,347,993	5,271,935	4,154	2,347,993	5,276,089	7,624,082	648,118	2019	40 Years
Lubbock, TX	—	1,420,820	1,858,395	—	1,420,820	1,858,395	3,279,215	228,428	2019	40 Years
Wichita Falls, TX	—	585,664	1,952,988	—	585,664	1,952,988	2,538,652	219,711	2019	40 Years
Wylie, TX	—	686,154	1,623,684	—	686,154	1,623,684	2,309,838	196,135	2019	40 Years
Draper, UT	—	1,344,025	3,321,208	23,553	1,344,025	3,344,761	4,688,786	334,329	2019	40 Years
Bristol, VA	—	996,915	1,374,467	—	996,915	1,374,467	2,371,382	148,901	2019	40 Years
Gloucester, VA	—	458,785	1,994,093	—	458,785	1,994,093	2,452,878	215,982	2019	40 Years
Hampton, VA	—	3,549,928	6,096,218	107	3,549,928	6,096,325	9,646,253	647,485	2019	40 Years
Hampton, VA	—	429,613	1,081,015	—	429,613	1,081,015	1,510,628	117,110	2019	40 Years
Hampton, VA	—	744,520	1,249,355	—	744,520	1,249,355	1,993,875	135,347	2019	40 Years
Hampton, VA	—	561,596	1,545,002	—	561,596	1,545,002	2,106,598	167,375	2019	40 Years
Newport News, VA	—	12,618,320	—	—	12,618,320	—	12,618,320	—	2019
Newport News, VA	—	855,793	1,754,228	—	855,793	1,754,228	2,610,021	190,041	2019	40 Years
Poquoson, VA	—	330,867	848,105	2,156	330,867	850,261	1,181,128	92,080	2019	40 Years
South Boston, VA	—	490,590	2,637,385	15,414	490,590	2,652,799	3,143,389	276,173	2019	40 Years
Surry, VA	—	685,233	994,788	—	685,233	994,788	1,680,021	107,769	2019	40 Years
Williamsburg, VA	—	1,574,769	2,001,920	(9,200)	1,565,569	2,001,920	3,567,489	216,875	2019	40 Years
Williamsburg, VA	—	675,861	1,098,464	—	675,861	1,098,464	1,774,325	119,000	2019	40 Years
Wytheville, VA	—	206,660	1,248,178	—	206,660	1,248,178	1,454,838	124,818	2019	40 Years
Ephrata, WA	—	368,492	4,821,470	18,383	368,492	4,839,852	5,208,344	493,857	2019	40 Years
Charleston, WV	—	561,767	—	—	561,767	—	561,767	—	2019
Ripley, WV	—	1,042,204	—	20,422	1,062,626	—	1,062,626	—	2019
Black River Falls, WI	—	278,472	1,141,572	9,517	278,472	1,151,090	1,429,562	117,428	2019	40 Years
Lake Geneva, WI	—	7,078,726	—	—	7,078,726	—	7,078,726	—	2019
Menomonee Falls, WI	—	3,518,493	12,020,248	12,918	3,518,494	12,033,165	15,551,659	1,378,153	2019	40 Years
Sun Prairie, WI	—	2,864,563	7,215,614	—	2,864,564	7,215,613	10,080,177	766,461	2019	40 Years
West Milwaukee, WI	—	783,260	3,055,907	16,402	783,261	3,072,308	3,855,569	313,346	2019	40 Years
Adger, AL	—	189,119	1,222,891	—	189,119	1,222,891	1,412,010	109,551	2020	40 Years
Dothan, AL	—	792,626	3,017,431	(31,788)	778,553	2,999,716	3,778,269	218,057	2020	40 Years
Enterprise, AL	—	728,934	2,504,283	15,377	728,934	2,519,660	3,248,594	247,261	2020	40 Years
Lanett, AL	—	597,615	2,264,102	128	597,615	2,264,230	2,861,845	188,662	2020	40 Years
Saraland, AL	—	838,216	2,709,602	1,276	838,216	2,710,877	3,549,093	265,173	2020	40 Years
Sylacauga, AL	—	2,181,806	9,940,930	4,330	2,181,806	9,945,260	12,127,066	890,689	2020	40 Years
Theodore, AL	—	743,751	2,667,802	—	743,751	2,667,802	3,411,553	255,576	2020	40 Years
Altheimer, AR	—	202,235	1,151,471	—	202,235	1,151,471	1,353,706	105,163	2020	40 Years
Benton, AR	—	561,085	2,141,511	249,809	561,085	2,391,320	2,952,405	186,705	2020	40 Years
Benton, AR	—	2,271,157	1,324,716	39,069	2,271,157	1,363,785	3,634,942	101,069	2020	40 Years
Bismarck, AR	—	129,139	876,127	—	129,139	876,127	1,005,266	74,716	2020	40 Years
Centerton, AR	—	502,391	2,152,058	249,808	502,391	2,401,866	2,904,257	192,024	2020	40 Years
Elaine, AR	—	51,248	802,757	—	51,248	802,757	854,005	73,287	2020	40 Years
Jonesboro, AR	—	477,565	942,703	—	477,565	942,703	1,420,268	76,541	2020	40 Years
Little Rock, AR	—	136,550	638,605	—	136,550	638,605	775,155	58,482	2020	40 Years
Mayflower, AR	—	708,465	448,741	80,702	708,465	529,443	1,237,908	39,860	2020	40 Years
Mena, AR	—	1,459,039	—	—	1,459,039	—	1,459,039	—	2020
Pine Bluff, AR	—	195,689	1,102,338	3,251	195,689	1,105,588	1,301,277	103,675	2020	40 Years
Pine Bluff, AR	—	279,293	1,290,094	7,250	279,293	1,297,344	1,576,637	118,154	2020	40 Years
Searcy, AR	—	548,495	5,834,876	—	548,495	5,834,876	6,383,371	498,144	2020	40 Years
Sparkman, AR	—	80,956	720,376	—	80,956	720,376	801,332	59,971	2020	40 Years
West Helena, AR	—	93,907	885,680	21,923	93,907	907,603	1,001,510	81,758	2020	40 Years
Coolidge, AZ	—	252,228	1,164,641	11,720	252,228	1,176,361	1,428,589	102,946	2020	40 Years
Maricopa, AZ	—	761,177	1,600,925	11,257	761,177	1,612,182	2,373,359	124,168	2020	40 Years
Phoenix, AZ	—	11,641,459	7,261,072	—	11,641,459	7,261,072	18,902,531	620,082	2020	40 Years
Tucson, AZ	—	3,267,761	6,624,814	383,141	3,267,761	7,007,955	10,275,716	539,618	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Yuma, AZ	—	840,427	5,489,179	577	840,427	5,489,756	6,330,183	480,204	2020	40 Years
Yuma, AZ	—	—	5,052,648	29,919	—	5,082,567	5,082,567	381,006	2020	40 Years
Antioch, CA	—	3,369,667	6,952,571	—	3,369,667	6,952,571	10,322,238	579,282	2020	40 Years
Calexico, CA	—	937,091	22,274	—	959,365	—	959,365	—	2020
Hawthorne, CA	—	7,297,568	5,841,964	1,750	7,297,568	5,843,714	13,141,282	474,637	2020	40 Years
Napa, CA	—	5,287,831	13,608,836	651	5,287,831	13,609,486	18,897,317	1,190,629	2020	40 Years
Palmdale, CA	—	2,159,541	6,648,091	486	2,159,541	6,648,577	8,808,118	623,131	2020	40 Years
Quincy, CA	—	315,559	1,597,973	—	315,559	1,597,973	1,913,532	149,560	2020	40 Years
Quincy, CA	—	605,988	4,898,500	—	605,988	4,898,500	5,504,488	438,751	2020	40 Years
Rancho Cordova, CA	—	10,668,451	—	27,033	10,695,484	—	10,695,484	—	2020
San Francisco, CA	—	7,234,677	748,185	19,917	7,234,677	768,103	8,002,780	59,023	2020	40 Years
Signal Hill, CA	—	8,490,622	6,714,882	—	8,490,622	6,714,882	15,205,504	657,499	2020	40 Years
Stockton, CA	—	961,910	3,310,275	16,202	961,910	3,326,478	4,288,388	249,382	2020	40 Years
Broomfield, CO	—	708,881	965,675	7,993	708,881	973,668	1,682,549	72,975	2020	40 Years
Cortez, CO	—	177,422	1,594,274	9,852	177,422	1,604,126	1,781,548	120,248	2020	40 Years
La Junta, CO	—	187,988	823,735	—	187,988	823,735	1,011,723	76,975	2020	40 Years
Pueblo, CO	—	235,805	1,568,540	—	235,805	1,568,540	1,804,345	137,247	2020	40 Years
Newington, CT	—	403,932	1,915,897	51,469	403,932	1,967,366	2,371,298	185,165	2020	40 Years
Old Saybrook, CT	—	443,801	3,497,920	75	443,801	3,497,994	3,941,795	284,063	2020	40 Years
Stafford Springs, CT	—	1,230,939	7,075,776	—	1,230,939	7,075,776	8,306,715	574,907	2020	40 Years
Davenport, FL	—	721,966	1,435,651	—	721,966	1,435,651	2,157,617	143,565	2020	40 Years
Deerfield Beach, FL	—	1,963,542	514,491	—	1,963,542	514,491	2,478,033	43,845	2020	40 Years
Labelle, FL	—	489,345	2,754,977	—	489,345	2,754,977	3,244,322	235,220	2020	40 Years
Lake Placid, FL	—	2,060,445	—	15,405	2,075,850	—	2,075,850	—	2020
Leesburg, FL	—	708,698	541,993	7,993	708,698	549,986	1,258,684	41,199	2020	40 Years
Madison, FL	—	171,150	619,660	6,567	171,150	626,228	797,378	57,491	2020	40 Years
Orlando, FL	—	4,558,262	7,261,682	—	4,558,262	7,261,682	11,819,944	665,524	2020	40 Years
Panama City, FL	—	830,080	856,243	—	830,080	856,243	1,686,323	85,617	2020	40 Years
Pensacola, FL	—	379,154	969,254	203,144	379,154	1,172,398	1,551,552	78,942	2020	40 Years
Port St. Lucie, FL	—	670,030	1,664,571	—	670,030	1,664,571	2,334,601	159,397	2020	40 Years
Punta Gorda, FL	—	615,829	1,921,751	—	615,829	1,921,751	2,537,580	188,172	2020	40 Years
Sebring, FL	—	1,986,013	—	15,406	2,001,419	—	2,001,419	—	2020
Venice, FL	—	1,301,719	1,233,030	—	1,301,719	1,233,030	2,534,749	123,303	2020	40 Years
Vero Beach, FL	—	1,241,406	1,356,081	19	1,241,406	1,356,101	2,597,507	132,784	2020	40 Years
Albany, GA	—	311,920	1,278,107	—	311,920	1,278,107	1,590,027	117,096	2020	40 Years
Albany, GA	—	248,888	1,445,530	—	248,888	1,445,530	1,694,418	132,448	2020	40 Years
Albany, GA	—	898,015	5,713,749	—	898,015	5,713,749	6,611,764	514,818	2020	40 Years
Americus, GA	—	238,633	968,812	13,125	238,633	981,937	1,220,570	88,838	2020	40 Years
Cairo, GA	—	237,315	1,040,643	—	237,315	1,040,643	1,277,958	104,064	2020	40 Years
Dallas, GA	—	235,642	1,134,202	14,690	235,642	1,148,892	1,384,534	86,396	2020	40 Years
Doraville, GA	—	533,512	1,709,449	—	533,512	1,709,449	2,242,961	135,331	2020	40 Years
Flowery Branch, GA	—	1,253,091	—	(2,000)	1,251,091	—	1,251,091	—	2020
Jesup, GA	—	155,604	864,415	—	155,604	864,415	1,020,019	79,159	2020	40 Years
Lawrenceville, GA	—	852,136	1,633,580	—	852,136	1,633,580	2,485,716	159,955	2020	40 Years
Lithia Springs, GA	—	3,789,145	7,881,640	—	3,789,145	7,881,640	11,670,785	689,539	2020	40 Years
Moultrie, GA	—	150,752	868,415	—	150,752	868,415	1,019,167	79,526	2020	40 Years
Quitman, GA	—	407,661	1,125,845	117,691	407,661	1,243,536	1,651,197	112,585	2020	40 Years
Savannah, GA	—	749,834	1,802,814	3,236	749,834	1,806,050	2,555,884	153,978	2020	40 Years
Savannah, GA	—	3,502,278	4,132,018	429,779	3,502,278	4,561,797	8,064,075	394,128	2020	40 Years
George, IA	—	283,785	942,785	—	283,785	942,785	1,226,570	94,277	2020	40 Years
Graettinger, IA	—	154,261	933,746	—	154,261	933,746	1,088,007	93,373	2020	40 Years
Alexis, IL	—	425,656	1,237,404	—	425,656	1,237,404	1,663,060	121,161	2020	40 Years
Chicago, IL	—	2,780,722	2,305,569	—	2,780,722	2,305,569	5,086,291	187,201	2020	40 Years
Chicago, IL	—	424,932	4,223,123	—	424,932	4,223,123	4,648,055	343,007	2020	40 Years
Chicago, IL	—	596,808	1,415,648	—	596,808	1,415,648	2,012,456	114,901	2020	40 Years
Chicago, IL	—	932,560	2,553,809	7,273	932,560	2,561,082	3,493,642	192,028	2020	40 Years
East Alton, IL	—	113,457	1,422,573	—	113,457	1,422,573	1,536,030	124,377	2020	40 Years
Fairfield, IL	—	198,833	1,180,242	30,243	198,833	1,210,486	1,409,319	92,299	2020	40 Years
Grayslake, IL	—	478,307	1,131,061	—	478,307	1,131,061	1,609,368	101,199	2020	40 Years
Homewood, IL	—	1,224,131	10,005,811	24,941	1,224,131	10,030,752	11,254,883	918,227	2020	40 Years
Kankakee, IL	—	107,139	1,185,653	—	107,139	1,185,653	1,292,792	93,784	2020	40 Years
Manteno, IL	—	71,681	1,213,963	37,938	71,681	1,251,901	1,323,582	93,653	2020	40 Years
Oswego, IL	—	373,727	2,715,101	16,091	373,727	2,731,193	3,104,920	204,738	2020	40 Years
Rockton, IL	—	367,154	1,526,399	—	367,154	1,526,399	1,893,553	114,480	2020	40 Years
Elkhart, IN	—	173,631	972,629	7,992	173,631	980,621	1,154,252	73,497	2020	40 Years
Franklin, IN	—	979,332	1,548,523	26,567	979,332	1,575,090	2,554,422	118,546	2020	40 Years
Indianapolis, IN	—	251,149	1,550,984	—	251,149	1,550,984	1,802,133	119,538	2020	40 Years
Noblesville, IN	—	259,582	1,611,431	—	259,582	1,611,431	1,871,013	157,786	2020	40 Years
Peru, IN	—	202,110	1,501,247	—	202,110	1,501,247	1,703,357	131,359	2020	40 Years
Rockville, IN	—	436,457	1,601,972	(75,085)	436,457	1,526,887	1,963,344	114,961	2020	40 Years
Derby, KS	—	440,419	2,367,428	—	440,419	2,367,428	2,807,847	197,148	2020	40 Years
Independence, KS	—	200,329	1,426,975	(75,085)	200,329	1,351,890	1,552,219	101,836	2020	40 Years
Shwanee, KS	—	2,594,271	2,766,524	—	2,594,271	2,766,524	5,360,795	241,973	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Wichita, KS	—	834,377	2,338,612	—	834,377	2,338,612	3,172,989	204,531	2020	40 Years
Wichita, KS	—	2,031,526	1,974,595	—	2,031,526	1,974,595	4,006,121	172,679	2020	40 Years
Wichita, KS	—	1,194,939	2,062,020	—	1,194,939	2,062,020	3,256,959	180,329	2020	40 Years
Wichita, KS	—	2,171,260	2,235,093	—	2,171,260	2,235,093	4,406,353	195,571	2020	40 Years
Louisa, KY	—	242,391	1,177,975	549	242,391	1,178,524	1,420,915	93,702	2020	40 Years
Louisville, KY	—	2,185,678	3,081,512	11,400	2,185,678	3,092,912	5,278,590	308,655	2020	40 Years
Louisville, KY	—	208,346	621,820	—	208,346	621,820	830,166	53,054	2020	40 Years
Amite City, LA	—	264,208	930,655	7,080	264,208	937,735	1,201,943	77,906	2020	40 Years
Baton Rouge, LA	—	377,270	1,225,020	—	377,270	1,225,020	1,602,290	119,774	2020	40 Years
Denham Springs, LA	—	398,006	1,484,613	—	398,006	1,484,613	1,882,619	123,693	2020	40 Years
Dequincy, LA	—	288,426	969,725	—	288,426	969,725	1,258,151	82,831	2020	40 Years
Gibson, LA	—	414,855	1,252,765	4,509	414,855	1,257,274	1,672,129	112,417	2020	40 Years
Gonzales, LA	—	688,032	2,457,035	249,808	688,032	2,706,843	3,394,875	211,619	2020	40 Years
Hammond, LA	—	367,215	2,243,382	249,809	367,215	2,493,191	2,860,406	185,423	2020	40 Years
Laplace, LA	—	1,971,887	8,537,415	—	1,971,887	8,537,415	10,509,302	782,459	2020	40 Years
Springhill, LA	—	438,507	2,335,035	14,125	438,507	2,349,160	2,787,667	176,699	2020	40 Years
Dorchester, MA	—	4,815,990	923,841	13,041	4,815,990	936,882	5,752,872	72,086	2020	40 Years
East Wareham, MA	—	590,052	1,525,359	8,779	590,052	1,534,139	2,124,191	118,097	2020	40 Years
Pittsfield, MA	—	4,127,428	—	—	4,127,428	—	4,127,428	—	2020
Pittsfield, MA	—	5,087,945	—	—	5,087,945	—	5,087,945	—	2020
Taunton, MA	—	1,005,673	8,352,646	—	1,005,673	8,352,646	9,358,319	835,265	2020	40 Years
Aberdeen, MD	—	758,616	1,712,723	—	758,616	1,712,723	2,471,339	171,272	2020	40 Years
Baltimore, MD	—	3,031,879	—	36,709	3,068,588	—	3,068,588	—	2020
Cockeysville, MD	—	2,209,572	—	20,283	2,229,855	—	2,229,855	—	2020
Hagerstown, MD	—	1,009,779	1,285,162	—	1,009,779	1,285,162	2,294,941	125,839	2020	40 Years
Owings Mills, MD	—	2,154,954	3,017,368	25,391	2,154,954	3,042,759	5,197,713	247,498	2020	40 Years
Augusta, ME	—	1,627,817	—	—	1,627,817	—	1,627,817	—	2020
Benton Harbor, MI	—	385,355	1,090,802	7,992	385,355	1,098,794	1,484,149	82,360	2020	40 Years
Cedar Springs, MI	—	346,310	1,907,232	—	346,310	1,907,232	2,253,542	143,042	2020	40 Years
Grayling, MI	—	277,355	521,492	925	277,355	522,417	799,772	45,548	2020	40 Years
Hart, MI	—	1,336,141	1,294,095	—	1,336,141	1,294,095	2,630,236	121,061	2020	40 Years
Holland, MI	—	108,733	1,773,459	—	108,733	1,773,459	1,882,192	177,346	2020	40 Years
Howell, MI	—	601,610	1,491,797	300	601,610	1,492,097	2,093,707	133,505	2020	40 Years
Jonesville, MI	—	1,171,853	8,871,307	—	1,171,853	8,871,307	10,043,160	813,069	2020	40 Years
Monroe, MI	—	1,315,043	9,131,436	1,000	1,315,043	9,132,436	10,447,479	741,730	2020	40 Years
Omer, MI	—	165,126	828,778	—	165,126	828,778	993,904	81,150	2020	40 Years
Owosso, MI	—	299,521	2,240,764	—	299,521	2,240,764	2,540,285	224,076	2020	40 Years
Taylor, MI	—	338,092	1,017,043	—	338,092	1,017,043	1,355,135	82,469	2020	40 Years
Traverse City, MI	—	337,556	3,980,018	(48,115)	337,556	3,931,903	4,269,459	311,276	2020	40 Years
Apple Valley, MN	—	814,086	2,665,167	—	814,086	2,665,167	3,479,253	210,922	2020	40 Years
Blaine, MN	—	497,750	2,998,249	7,993	497,750	3,006,242	3,503,992	225,418	2020	40 Years
Chanhassen, MN	—	1,664,359	11,222	—	1,675,581	—	1,675,581	—	2020
Glyndon, MN	—	131,845	853,575	—	131,845	853,575	985,420	85,357	2020	40 Years
Hill City, MN	—	66,391	996,428	—	66,391	996,428	1,062,819	99,642	2020	40 Years
Holdingford, MN	—	276,722	1,078,003	—	276,722	1,078,003	1,354,725	107,799	2020	40 Years
Ottertail, MN	—	209,929	897,043	(1,000)	208,929	897,043	1,105,972	89,703	2020	40 Years
Arnold, MO	—	846,894	2,392,044	7,994	846,894	2,400,037	3,246,931	179,953	2020	40 Years
Leeton, MO	—	192,069	1,109,261	—	192,069	1,109,261	1,301,330	99,371	2020	40 Years
Liberty, MO	—	367,591	4,348,251	—	367,591	4,348,251	4,715,842	371,161	2020	40 Years
Northmoor, MO	—	551,491	1,723,994	—	551,491	1,723,994	2,275,485	147,168	2020	40 Years
Platte City, MO	—	766,613	2,501,154	21,646	766,613	2,522,801	3,289,414	188,936	2020	40 Years
Richmond Heights, MO	—	3,305,260	2,531,065	—	3,305,260	2,531,065	5,836,325	221,468	2020	40 Years
Sheldon, MO	—	168,799	1,017,992	—	168,799	1,017,992	1,186,791	91,195	2020	40 Years
Thayer, MO	—	685,788	1,968,043	29,506	685,788	1,997,549	2,683,337	181,599	2020	40 Years
Union, MO	—	270,233	1,041,690	—	270,233	1,041,690	1,311,923	88,914	2020	40 Years
Brandon, MS	—	526,657	1,575,241	—	526,657	1,575,241	2,101,898	127,874	2020	40 Years
Flowood, MS	—	1,625,494	6,417,821	7,430	1,625,494	6,425,251	8,050,745	575,930	2020	40 Years
Flowood, MS	—	759,912	2,383,348	—	759,912	2,383,348	3,143,260	193,559	2020	40 Years
Gore Springs, MS	—	188,141	951,645	48,114	188,141	999,760	1,187,901	90,457	2020	40 Years
Greenwood, MS	—	150,855	903,459	—	150,855	903,459	1,054,314	82,429	2020	40 Years
Greenwood, MS	—	137,312	1,154,001	—	137,312	1,154,001	1,291,313	100,812	2020	40 Years
Grenada, MS	—	187,855	947,888	—	187,855	947,888	1,135,743	86,501	2020	40 Years
Gulfport, MS	—	597,617	2,692,177	10,753	597,617	2,702,930	3,300,547	263,515	2020	40 Years
Madison, MS	—	1,437,048	6,194,546	—	1,437,048	6,194,546	7,631,594	503,240	2020	40 Years
Oxford, MS	—	547,606	993,807	7,992	547,606	1,001,799	1,549,405	75,085	2020	40 Years
Southaven, MS	—	259,300	864,055	21,464	259,300	885,519	1,144,819	74,802	2020	40 Years
Wiggins, MS	—	639,466	2,563,263	128	639,466	2,563,391	3,202,857	213,592	2020	40 Years
Asheville, NC	—	5,132,913	—	17,171	5,150,084	—	5,150,084	—	2020
Atlantic Beach, NC	—	261,338	1,156,375	—	261,338	1,156,375	1,417,713	96,272	2020	40 Years
Beaufort, NC	—	375,437	1,417,587	—	375,437	1,417,587	1,793,024	118,039	2020	40 Years
Boone, NC	—	4,795,569	9,543,185	31,452	4,795,569	9,574,638	14,370,207	935,506	2020	40 Years
Buxton, NC	—	209,947	1,186,030	—	209,947	1,186,030	1,395,977	98,743	2020	40 Years
Cary, NC	—	253,081	1,018,159	—	253,081	1,018,159	1,271,240	85,799	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Chapel Hill, NC	—	22,437,345	—	(776,409)	21,657,946	2,990	21,660,936	3	2020
Charlotte, NC	—	978,304	1,328,283	—	978,304	1,328,283	2,306,587	124,414	2020	40 Years
Concord, NC	—	952,393	1,398,319	—	952,393	1,398,319	2,350,712	134,006	2020	40 Years
Dallas, NC	—	309,847	1,008,936	—	309,847	1,008,936	1,318,783	88,196	2020	40 Years
Durham, NC	—	229,232	1,169,836	—	229,232	1,169,836	1,399,068	97,394	2020	40 Years
Elkin, NC	—	292,234	1,884,674	10,255	292,234	1,894,929	2,187,163	142,056	2020	40 Years
Elm City, NC	—	447,081	1,401,379	—	447,081	1,401,379	1,848,460	116,689	2020	40 Years
Emerald Isle, NC	—	316,187	1,125,842	—	316,187	1,125,842	1,442,029	93,727	2020	40 Years
Fuquay-Varina, NC	—	4,398,922	10,142,102	30,452	4,398,922	10,172,554	14,571,476	994,223	2020	40 Years
Garner, NC	—	216,566	1,170,660	—	216,566	1,170,660	1,387,226	97,462	2020	40 Years
Goldsboro, NC	—	246,160	1,227,984	—	246,160	1,227,984	1,474,144	102,239	2020	40 Years
Goldsboro, NC	—	243,355	1,135,304	—	243,355	1,135,304	1,378,659	94,516	2020	40 Years
Greensboro, NC	—	272,962	1,126,017	—	272,962	1,126,017	1,398,979	93,742	2020	40 Years
Greenville, NC	—	161,533	1,095,964	—	161,533	1,095,964	1,257,497	91,238	2020	40 Years
Harkers Island, NC	—	964,627	2,109,360	—	964,627	2,109,360	3,073,987	175,780	2020	40 Years
Jacksonville, NC	—	405,135	1,122,908	21,750	405,135	1,144,659	1,549,794	94,142	2020	40 Years
Jacksonville, NC	—	3,213,710	10,021,579	89,947	3,213,710	10,111,526	13,325,236	814,356	2020	40 Years
Jacksonville, NC	—	295,296	1,426,015	22,196	295,296	1,448,211	1,743,507	108,162	2020	40 Years
Kinston, NC	—	358,915	1,016,305	—	358,915	1,016,305	1,375,220	84,692	2020	40 Years
Knotts Island, NC	—	129,285	1,232,265	—	129,285	1,232,265	1,361,550	102,689	2020	40 Years
Morehead City, NC	—	201,436	934,453	—	201,436	934,453	1,135,889	77,871	2020	40 Years
Randleman, NC	—	1,368,987	8,954,905	30,453	1,368,987	8,985,357	10,354,344	877,976	2020	40 Years
Randleman, NC	—	1,834,106	—	19,174	1,853,280	—	1,853,280	—	2020
Rocky Mount, NC	—	305,766	1,114,117	—	305,766	1,114,117	1,419,883	92,843	2020	40 Years
Rocky Mount, NC	—	206,675	960,873	—	206,675	960,873	1,167,548	80,073	2020	40 Years
Salisbury, NC	—	990,303	1,019,025	7,993	990,303	1,027,018	2,017,321	76,976	2020	40 Years
Salter Path, NC	—	245,172	1,012,413	—	245,172	1,012,413	1,257,585	84,368	2020	40 Years
Smithfield, NC	—	270,560	1,201,146	—	270,560	1,201,146	1,471,706	100,096	2020	40 Years
Sylva, NC	—	1,776,968	12,026,284	6,068	1,776,968	12,032,353	13,809,321	1,128,002	2020	40 Years
Waves, NC	—	320,928	1,092,703	—	320,928	1,092,703	1,413,631	91,058	2020	40 Years
Waxhaw, NC	—	679,943	2,377,641	430	679,943	2,378,071	3,058,014	188,175	2020	40 Years
Winston Salem, NC	—	232,299	1,069,191	—	232,299	1,069,191	1,301,490	89,099	2020	40 Years
Winston-Salem, NC	—	282,142	1,316,279	12,095	282,142	1,328,374	1,610,516	99,553	2020	40 Years
Winterville, NC	—	312,123	1,271,222	—	312,123	1,271,222	1,583,345	105,935	2020	40 Years
Stanley, ND	—	346,030	3,299,205	11,401	346,030	3,310,605	3,656,635	309,816	2020	40 Years
Lebanon, NH	—	694,609	3,892,685	61,494	694,609	3,954,179	4,648,788	360,303	2020	40 Years
Budd Lake, NJ	—	2,771,964	—	20,750	2,792,714	—	2,792,714	—	2020
Fairfield, NJ	—	2,358,323	—	24,454	2,382,777	—	2,382,777	—	2020
Paterson, NJ	—	—	—	663	663	—	663	—	2020
Clovis, NM	—	74,256	943,641	11,850	74,256	955,492	1,029,748	73,533	2020	40 Years
Albany, NY	—	539,308	1,123,766	—	539,308	1,123,766	1,663,074	93,538	2020	40 Years
Bemus Point, NY	—	49,293	980,218	(53,366)	49,293	926,851	976,144	82,723	2020	40 Years
Candor, NY	—	271,132	1,012,522	(53,366)	271,132	959,155	1,230,287	85,582	2020	40 Years
Conklin, NY	—	247,429	939,529	(53,367)	247,429	886,162	1,133,591	79,195	2020	40 Years
Greene, NY	—	449,997	1,173,666	—	449,997	1,173,666	1,623,663	102,684	2020	40 Years
Hamburg, NY	—	526,596	561,841	4,891	526,596	566,732	1,093,328	42,474	2020	40 Years
Masonville, NY	—	222,228	1,059,364	—	222,228	1,059,364	1,281,592	92,683	2020	40 Years
Medford, NY	—	1,211,908	3,751,279	74	1,211,908	3,751,353	4,963,261	304,648	2020	40 Years
Mount Upton, NY	—	152,379	918,162	—	152,379	918,162	1,070,541	80,339	2020	40 Years
Olean, NY	—	1,224,360	12,197,768	181,275	1,224,360	12,379,043	13,603,403	1,167,421	2020	40 Years
Pompey, NY	—	774,544	1,437,312	—	774,544	1,437,312	2,211,856	125,765	2020	40 Years
Ripley, NY	—	110,279	756,748	—	110,279	756,748	867,027	66,215	2020	40 Years
Rochester, NY	—	2,391,104	13,146,442	560	2,391,104	13,147,003	15,538,107	1,067,971	2020	40 Years
Syracuse, NY	—	1,432,858	6,115,247	—	1,432,858	6,115,247	7,548,105	573,090	2020	40 Years
Wainscott, NY	—	4,544,060	4,084,794	—	4,544,060	4,084,794	8,628,854	382,816	2020	40 Years
Watertown, NY	—	523,013	1,323,771	17,365	523,013	1,341,136	1,864,149	108,690	2020	40 Years
Boardman, OH	—	483,754	1,817,047	—	483,754	1,817,047	2,300,801	155,147	2020	40 Years
Carrollton, OH	—	251,046	1,593,367	—	251,046	1,593,367	1,844,413	149,133	2020	40 Years
Chillicothe, OH	—	760,959	10,507,546	—	760,959	10,507,546	11,268,505	984,911	2020	40 Years
Cincinnati, OH	—	381,550	1,651,643	—	381,550	1,651,643	2,033,193	141,018	2020	40 Years
Columbus, OH	—	1,689,259	6,937,214	7,998	1,689,259	6,945,212	8,634,471	676,375	2020	40 Years
Defiance, OH	—	127,517	1,407,734	(63,631)	127,517	1,344,103	1,471,620	100,425	2020	40 Years
Dunkirk, OH	—	230,958	1,069,772	4,509	230,958	1,074,280	1,305,238	96,070	2020	40 Years
Hudson, OH	—	548,279	763,934	4,891	548,279	768,825	1,317,104	57,631	2020	40 Years
Mason, OH	—	4,470,714	11,479,943	7,630	4,470,714	11,487,573	15,958,287	957,019	2020	40 Years
Massillon, OH	—	118,153	1,177,205	7,993	118,153	1,185,197	1,303,350	88,840	2020	40 Years
Mayfield Heights, OH	—	696,965	987,268	4,891	696,965	992,159	1,689,124	74,381	2020	40 Years
Oregon, OH	—	4,915,676	11,980,299	—	4,915,676	11,980,299	16,895,975	948,299	2020	40 Years
Parma, OH	—	1,301,846	—	—	1,301,846	—	1,301,846	—	2020
Toledo, OH	—	8,645,091	30,638	(1,550)	8,674,179	—	8,674,179	—	2020
Toledo, OH	—	4,950,900	8,979,618	—	4,950,900	8,979,618	13,930,518	710,824	2020	40 Years
Westerville, OH	—	946,988	1,786,197	4,891	946,988	1,791,088	2,738,076	134,301	2020	40 Years
Westerville, OH	—	690,653	1,402,190	832,471	690,653	2,234,661	2,925,314	160,934	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Checotah, OK	—	151,906	862,730	40,850	151,906	903,580	1,055,486	82,415	2020	40 Years
Elk City, OK	—	507,204	3,969,937	—	507,204	3,969,937	4,477,141	347,238	2020	40 Years
Moore, OK	—	1,649,938	1,480,239	7,993	1,649,938	1,488,232	3,138,170	111,567	2020	40 Years
Oklahoma City, OK	—	356,795	1,349,469	—	356,795	1,349,469	1,706,264	115,208	2020	40 Years
Eugene, OR	—	4,253,602	7,543,456	—	4,253,602	7,543,456	11,797,058	612,812	2020	40 Years
Seaside, OR	—	376,612	5,093,532	2,614	376,612	5,096,147	5,472,759	445,705	2020	40 Years
Bristol, PA	—	1,201,361	9,382	—	1,210,743	—	1,210,743	—	2020
Lawrence Township, PA	—	225,955	1,552,979	16,801	225,955	1,569,779	1,795,734	141,361	2020	40 Years
Nescopeck, PA	—	428,452	1,362,404	—	428,452	1,362,404	1,790,856	116,372	2020	40 Years
New Milford, PA	—	206,824	1,139,407	4,509	206,824	1,143,916	1,350,740	102,308	2020	40 Years
Orangeville, PA	—	201,441	1,065,583	—	201,441	1,065,583	1,267,024	86,579	2020	40 Years
Port Trevorton, PA	—	143,540	955,027	4,508	143,540	959,535	1,103,075	85,791	2020	40 Years
Tobyhanna, PA	—	181,003	1,066,380	4,508	181,003	1,070,889	1,251,892	95,766	2020	40 Years
Wellsboro, PA	—	165,062	1,091,790	—	165,062	1,091,790	1,256,852	81,884	2020	40 Years
Whitehall, PA	—	1,139,318	2,964,839	697,122	1,139,318	3,661,960	4,801,278	374,768	2020	40 Years
Chapin, SC	—	237,432	1,540,336	—	237,432	1,540,336	1,777,768	131,440	2020	40 Years
Clemson, SC	—	501,288	1,898,545	6,845	501,288	1,905,390	2,406,678	174,397	2020	40 Years
Columbia, SC	—	1,233,052	5,532,637	—	1,233,052	5,532,637	6,765,689	518,445	2020	40 Years
Columbia, SC	—	354,953	1,670,857	—	354,953	1,670,857	2,025,810	135,684	2020	40 Years
Greer, SC	—	426,062	1,800,058	29,426	426,062	1,829,484	2,255,546	177,445	2020	40 Years
Irmo, SC	—	274,327	729,177	—	274,327	729,177	1,003,504	59,246	2020	40 Years
Myrtle Beach, SC	—	858,941	1,377,893	—	858,941	1,377,893	2,236,834	134,919	2020	40 Years
Myrtle Beach, SC	—	389,784	915,150	7,993	389,784	923,143	1,312,927	69,186	2020	40 Years
Pageland, SC	—	305,018	2,185,114	24,897	305,018	2,210,011	2,515,029	169,998	2020	40 Years
Vermillion, SD	—	182,981	1,352,667	209,679	182,981	1,562,346	1,745,327	147,468	2020	40 Years
Yankton, SD	—	197,328	985,756	7,993	197,328	993,749	1,191,077	74,481	2020	40 Years
Cleveland, TN	—	1,060,966	1,508,917	(4,999)	1,055,966	1,508,917	2,564,883	147,748	2020	40 Years
Henderson, TN	—	109,252	705,187	—	109,252	705,187	814,439	57,242	2020	40 Years
Kimball, TN	—	1,509,366	11,782,512	—	1,509,366	11,782,512	13,291,878	1,030,756	2020	40 Years
Knoxville, TN	—	4,110,394	12,554,772	864	4,110,394	12,555,636	16,666,030	1,098,439	2020	40 Years
Knoxville, TN	—	210,544	1,396,261	—	210,544	1,396,261	1,606,805	113,328	2020	40 Years
Lakeland, TN	—	237,682	795,446	—	237,682	795,446	1,033,128	64,576	2020	40 Years
Nashville, TN	—	556,406	980,902	(980,902)	556,406	—	556,406	—	2020	40 Years
Nashville, TN	—	355,577	1,331,745	177,020	355,577	1,508,765	1,864,342	113,940	2020	40 Years
Seymour, TN	—	187,929	1,302,250	—	187,929	1,302,250	1,490,179	111,154	2020	40 Years
Tullahoma, TN	—	1,206,870	9,840,853	12,759	1,206,870	9,853,611	11,060,481	759,427	2020	40 Years
Belton, TX	—	587,479	2,228,889	—	587,479	2,228,889	2,816,368	176,380	2020	40 Years
Comanche, TX	—	93,935	1,213,190	—	93,935	1,213,190	1,307,125	121,319	2020	40 Years
Conroe, TX	—	1,227,703	—	4,880	1,232,583	—	1,232,583	—	2020
Converse, TX	—	1,425,000	471,349	—	1,425,000	471,349	1,896,349	40,091	2020	40 Years
Converse, TX	—	200,802	1,642,854	8,674	200,802	1,651,528	1,852,330	127,084	2020	40 Years
Cuero, TX	—	361,553	2,937,261	—	361,553	2,937,261	3,298,814	238,597	2020	40 Years
Dayton, TX	—	167,367	1,222,272	11,342	167,367	1,233,614	1,400,981	92,357	2020	40 Years
Devine, TX	—	307,379	1,194,057	—	307,379	1,194,057	1,501,436	97,017	2020	40 Years
El Paso, TX	—	5,085,368	9,188,052	33,706	5,085,368	9,221,758	14,307,126	843,785	2020	40 Years
Euless, TX	—	802,881	1,599,698	—	802,881	1,599,698	2,402,579	139,973	2020	40 Years
Gonzales, TX	—	382,828	2,667,952	—	382,828	2,667,952	3,050,780	216,711	2020	40 Years
Harker Heights, TX	—	659,665	863,417	—	659,665	863,417	1,523,082	70,153	2020	40 Years
Harker Heights, TX	—	1,564,673	806,551	12,204	1,564,673	818,755	2,383,428	61,673	2020	40 Years
Harlingen, TX	—	231,002	2,423,937	197,853	231,002	2,621,790	2,852,792	210,141	2020	40 Years
Houston, TX	—	5,229,809	6,223,821	22,180	5,229,809	6,246,000	11,475,809	532,283	2020	40 Years
Houston, TX	—	812,409	2,365,951	—	812,409	2,365,951	3,178,360	192,170	2020	40 Years
Houston, TX	—	835,464	5,596	17,094	858,154	—	858,154	—	2020
Humble, TX	—	595,712	2,044,118	(83,862)	511,850	2,044,118	2,555,968	183,019	2020	40 Years
La Feria, TX	—	44,473	1,170,246	6,975	44,473	1,177,221	1,221,694	93,124	2020	40 Years
Lake Jackson, TX	—	898,275	1,791,093	7,992	898,275	1,799,085	2,697,360	134,881	2020	40 Years
Lewisville, TX	—	1,033,074	1,746,113	—	1,033,074	1,746,113	2,779,187	152,785	2020	40 Years
Lubbock, TX	—	332,773	933,072	4,891	332,773	937,963	1,270,736	70,317	2020	40 Years
Lubbock, TX	—	1,884,836	5,897,417	38,387	1,884,836	5,935,804	7,820,640	444,898	2020	40 Years
Mansfield, TX	—	1,116,200	1,554,255	7,992	1,116,200	1,562,247	2,678,447	117,119	2020	40 Years
Mckinney, TX	—	2,304,155	1,862,729	7,993	2,304,155	1,870,722	4,174,877	140,254	2020	40 Years
Rhome, TX	—	477,504	2,267,040	43,781	477,504	2,310,821	2,788,325	172,175	2020	40 Years
Saginaw, TX	—	318,799	734,538	1,020	318,799	735,558	1,054,357	59,654	2020	40 Years
San Antonio, TX	—	947,884	884,952	7,993	947,884	892,945	1,840,829	66,921	2020	40 Years
Terrell, TX	—	1,065,186	3,244,273	—	1,065,186	3,244,273	4,309,459	324,427	2020	40 Years
Tomball, TX	—	789,415	1,258,695	7,993	789,415	1,266,687	2,056,102	94,952	2020	40 Years
Weslaco, TX	—	921,078	2,179,132	(36,040)	921,078	2,143,092	3,064,170	162,751	2020	40 Years
Chester, VA	—	389,357	—	37,083	426,440	—	426,440	—	2020
Galax, VA	—	160,074	1,185,312	32,976	160,074	1,218,288	1,378,362	93,733	2020	40 Years
Henrico, VA	—	439,174	1,681,279	36,356	439,174	1,717,635	2,156,809	131,031	2020	40 Years
Lynchburg, VA	—	241,396	890,833	12,097	241,396	902,930	1,144,326	67,644	2020	40 Years
Burlington, WI	—	1,121,515	3,220,272	7,994	1,121,515	3,228,266	4,349,781	242,070	2020	40 Years
Germantown, WI	—	617,945	1,199,846	7,994	617,945	1,207,840	1,825,785	90,538	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Minocqua, WI	—	226,898	2,866,258	680	226,898	2,866,939	3,093,837	226,828	2020	40 Years
Mt. Pleasant, WI	—	1,705,035	14,386,316	—	1,705,035	14,386,316	16,091,351	1,168,742	2020	40 Years
Portage, WI	—	800,764	3,052,566	17,061	800,764	3,069,627	3,870,391	255,083	2020	40 Years
Vienna, WV	—	141,299	1,283,342	—	141,298	1,283,343	1,424,641	128,334	2020	40 Years
Cheyenne, WY	—	884,988	2,104,537	210,757	884,987	2,315,295	3,200,282	177,401	2020	40 Years
Gadsden, AL	—	1,516,549	—	18,095	1,534,644	—	1,534,644	—	2021
Jasper, AL	—	733,824	5,508,628	—	733,824	5,508,628	6,242,452	309,791	2021	40 Years
Pelham, AL	—	919,330	2,327,831	—	919,330	2,327,831	3,247,161	169,738	2021	40 Years
Theodore, AL	—	121,550	1,211,283	14,504	121,550	1,225,787	1,347,337	61,199	2021	40 Years
Bentonville, AR	—	2,278,930	1,199,562	—	2,278,930	1,199,562	3,478,492	82,455	2021	40 Years
Jonesboro, AR	—	345,738	1,279,134	9,749	345,738	1,288,883	1,634,621	64,383	2021	40 Years
Little Rock, AR	—	2,050,887	1,527,796	—	2,050,887	1,527,796	3,578,683	95,348	2021	40 Years
Springdale, AR	—	1,331,671	1,696,714	—	1,331,671	1,696,714	3,028,385	98,959	2021	40 Years
Avondale, AZ	—	399,574	2,237,087	12,740	399,574	2,249,828	2,649,402	112,412	2021	40 Years
Winslow, AZ	—	375,135	999,436	—	375,135	999,436	1,374,571	62,366	2021	40 Years
Colton, CA	—	2,917,244	6,274,140	214	2,917,244	6,274,355	9,191,599	457,463	2021	40 Years
Colton, CA	—	904,398	—	214	904,612	—	904,612	—	2021
Elk Grove, CA	—	1,692,244	3,387,901	—	1,692,244	3,387,901	5,080,145	247,034	2021	40 Years
Pleasant Hill, CA	—	17,618,136	—	—	17,618,136	—	17,618,136	—	2021
Sacramento, CA	—	2,962,751	14,367,331	4,194	2,962,751	14,371,525	17,334,276	748,371	2021	40 Years
Van Nuys, CA	—	10,821,454	6,196,785	123,312	10,821,454	6,320,098	17,141,552	321,825	2021	40 Years
Silverthorne, CO	—	4,368,862	6,781,801	440,130	4,368,862	7,221,931	11,590,793	349,017	2021	40 Years
Colchester, CT	—	503,706	5,280,982	—	503,706	5,280,982	5,784,688	352,066	2021	40 Years
Orange, CT	—	2,155,182	2,723,325	3,000	2,155,182	2,726,325	4,881,507	167,539	2021	40 Years
Stratford, CT	—	993,610	6,285,488	—	993,610	6,285,488	7,279,098	353,508	2021	40 Years
Wallingford, CT	—	4,598,776	19,587,021	2,205	4,598,776	19,589,226	24,188,002	1,183,334	2021	40 Years
Wallingford, CT	—	13,491,385	4,628,672	1,939	13,491,385	4,630,612	18,121,997	242,921	2021	40 Years
Bridgeville, DE	—	2,496,605	—	—	2,496,605	—	2,496,605	—	2021
Daytona Beach, FL	—	3,248,529	—	—	3,248,529	—	3,248,529	—	2021
Daytona Beach, FL	—	2,949,873	7,123,762	1,834	2,949,873	7,125,597	10,075,470	385,801	2021	40 Years
Fort Walton Beach, FL	—	691,891	1,034,268	18,145	691,891	1,052,413	1,744,304	81,057	2021	40 Years
Hialeah, FL	—	4,971,380	—	5,191	4,976,571	—	4,976,571	—	2021
Hollywood, FL	—	804,622	3,907,841	285	804,622	3,908,126	4,712,748	244,071	2021	40 Years
Homestead, FL	—	545,581	1,461,745	—	545,581	1,461,745	2,007,326	109,416	2021	40 Years
Jacksonville, FL	—	1,072,558	756,285	—	1,072,558	756,285	1,828,843	51,872	2021	40 Years
Merritt Island, FL	—	422,211	2,372,216	—	422,211	2,372,216	2,794,427	133,377	2021	40 Years
Naples, FL	—	1,453,431	—	—	1,453,431	—	1,453,431	—	2021
Naples, FL	—	1,190,857	—	—	1,190,857	—	1,190,857	—	2021
Naples, FL	—	8,035,701	10,505,521	36,672	8,041,301	10,536,593	18,577,894	591,672	2021	40 Years
Orlando, FL	—	1,039,722	—	—	1,039,722	—	1,039,722	—	2021
Pembroke Pines, FL	—	2,285,774	—	—	2,285,774	—	2,285,774	—	2021
Sarasota, FL	—	1,178,923	922,936	—	1,178,923	922,936	2,101,859	53,822	2021	40 Years
Tampa, FL	—	439,430	—	44,294	483,724	—	483,724	—	2021
Vero Beach, FL	—	1,046,780	—	—	1,046,780	—	1,046,780	—	2021
Yulee, FL	—	2,262,371	7,246,236	—	2,262,371	7,246,236	9,508,607	452,317	2021	40 Years
Athens, GA	—	68,943	6,048,020	28,018	68,943	6,076,038	6,144,981	392,980	2021	40 Years
Buford, GA	—	933,105	1,460,129	136	933,105	1,460,265	2,393,370	90,643	2021	40 Years
Conyers, GA	—	347,441	2,622,249	12,604	347,441	2,634,853	2,982,294	131,664	2021	40 Years
Dublin, GA	—	217,337	605,199	44,294	217,337	649,493	866,830	34,919	2021	40 Years
Gray, GA	—	148,268	1,074,924	—	148,268	1,074,924	1,223,192	71,634	2021	40 Years
Jefferson, GA	—	527,074	931,010	1,836	527,074	932,845	1,459,919	50,414	2021	40 Years
Jonesboro, GA	—	344,270	1,576,064	11,550	344,270	1,587,614	1,931,884	82,540	2021	40 Years
Kingsland, GA	—	185,047	2,599,400	—	185,047	2,599,400	2,784,447	151,558	2021	40 Years
Marietta, GA	—	1,177,865	1,833,593	10,875	1,177,865	1,844,468	3,022,333	133,971	2021	40 Years
Rome, GA	—	1,380,532	—	25,716	1,406,248	—	1,406,248	—	2021
Stockbridge, GA	—	278,080	1,479,158	46,794	278,080	1,525,952	1,804,032	74,944	2021	40 Years
Thomson, GA	—	257,455	1,291,280	14,423	257,455	1,305,703	1,563,158	65,195	2021	40 Years
Centerville, IA	—	182,203	2,115,086	—	182,203	2,115,086	2,297,289	136,426	2021	40 Years
Des Moines, IA	—	902,749	—	44,294	947,043	—	947,043	—	2021
Mason City, IA	—	869,564	3,270,795	62,237	869,564	3,333,032	4,202,596	225,199	2021	40 Years
Nampa, ID	—	229,425	1,558,507	—	229,425	1,558,507	1,787,932	94,140	2021	40 Years
Bloomingdale, IL	—	5,377,240	9,661,090	48,794	5,377,240	9,709,883	15,087,123	664,905	2021	40 Years
Bloomington, IL	—	239,089	1,826,238	—	239,089	1,826,238	2,065,327	110,315	2021	40 Years
Bourbonnais, IL	—	1,593,823	1,525,782	1,836	1,593,823	1,527,618	3,121,441	79,512	2021	40 Years
Carbondale, IL	—	496,342	1,025,021	8,125	496,342	1,033,146	1,529,488	60,477	2021	40 Years
Champaign, IL	—	3,112,523	4,504,390	—	3,112,523	4,504,390	7,616,913	253,120	2021	40 Years
Charleston, IL	—	2,650,341	—	25,533	2,675,874	—	2,675,874	—	2021
Chicago, IL	—	698,854	1,412,178	—	698,854	1,412,178	2,111,032	102,832	2021	40 Years
Coal City, IL	—	453,744	1,080,622	—	453,744	1,080,622	1,534,366	74,120	2021	40 Years
East Dundee, IL	—	1,567,806	—	—	1,567,806	—	1,567,806	—	2021
East Peoria, IL	—	2,404,155	—	25,533	2,429,688	—	2,429,688	—	2021
Hampshire, IL	—	3,866,229	—	1,836	3,868,065	—	3,868,065	—	2021
Huntley, IL	—	2,089,500	—	1,835	2,091,335	—	2,091,335	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Joliet, IL	—	536,897	3,011,274	—	536,897	3,011,274	3,548,171	212,929	2021	40 Years
Lakemoor, IL	—	987,967	—	—	987,967	—	987,967	—	2021
Lombard, IL	—	5,480,904	—	1,836	5,482,740	—	5,482,740	—	2021
Mount Prospect, IL	—	885,540	—	934	886,474	—	886,474	—	2021
Naperville, IL	—	3,973,788	12,799,047	(403,423)	3,973,788	12,395,624	16,369,412	716,938	2021	40 Years
Rockford, IL	—	563,262	1,471,698	—	563,262	1,471,698	2,034,960	100,946	2021	40 Years
Romeoville, IL	—	4,835,683	—	48,960	4,884,643	—	4,884,643	—	2021
Schiller Park, IL	—	2,585,445	—	21,801	2,607,246	—	2,607,246	—	2021
Sheffield, IL	—	217,455	998,824	2,249	217,455	1,001,073	1,218,528	52,093	2021	40 Years
South Chicago Heights, IL	—	205,849	1,452,724	24,942	205,849	1,477,667	1,683,516	88,218	2021	40 Years
South Elgin, IL	—	648,899	3,916,025	2,359	648,899	3,918,384	4,567,283	203,981	2021	40 Years
South Elgin, IL	—	985,408	2,746,744	499,999	985,408	3,246,744	4,232,152	201,404	2021	40 Years
Streator, IL	—	203,924	1,040,180	2,249	203,924	1,042,429	1,246,353	54,247	2021	40 Years
Westchester, IL	—	296,452	1,252,538	—	296,452	1,252,538	1,548,990	73,065	2021	40 Years
Westmont, IL	—	2,284,013	8,912,960	—	2,284,013	8,912,960	11,196,973	630,974	2021	40 Years
Bedford, IN	—	239,065	956,272	2,249	239,065	958,521	1,197,586	49,877	2021	40 Years
Brownsburg, IN	—	329,868	3,033,286	—	329,868	3,033,286	3,363,154	221,177	2021	40 Years
Fort Wayne, IN	—	329,123	1,521,763	10,772	329,123	1,532,535	1,861,658	79,703	2021	40 Years
Granger, IN	—	406,211	1,459,388	—	406,211	1,459,388	1,865,599	97,292	2021	40 Years
Indianapolis, IN	—	362,907	2,710,927	—	362,907	2,710,927	3,073,834	163,765	2021	40 Years
Atchison, KS	—	298,258	1,193,243	12,752	298,258	1,205,996	1,504,254	62,672	2021	40 Years
Kiowa, KS	—	20,642	1,469,150	19,726	20,642	1,488,876	1,509,518	80,713	2021	40 Years
Liberal, KS	—	418,695	6,919,579	—	418,695	6,919,579	7,338,274	418,038	2021	40 Years
Manhattan, KS	—	1,419,099	—	1,835	1,420,934	—	1,420,934	—	2021
Merriam, KS	—	1,688,893	6,844,926	—	1,688,893	6,844,926	8,533,819	470,442	2021	40 Years
Louisville, KY	—	1,716,439	10,797,925	25,114	1,716,439	10,823,039	12,539,478	540,995	2021	40 Years
Bossier City, LA	—	695,883	1,918,101	339	695,883	1,918,440	2,614,323	135,593	2021	40 Years
Chalmette, LA	—	1,041,287	1,521,346	—	1,041,287	1,521,346	2,562,633	85,460	2021	40 Years
Clinton, LA	—	164,982	1,057,099	—	164,982	1,057,099	1,222,081	77,080	2021	40 Years
Independence, LA	—	273,598	1,022,901	19,305	273,598	1,042,207	1,315,805	51,990	2021	40 Years
Lake Charles, LA	—	976,288	2,744,759	—	976,288	2,744,759	3,721,047	194,255	2021	40 Years
Pineville, LA	—	136,853	1,307,116	—	136,853	1,307,116	1,443,969	96,123	2021	40 Years
Walker, LA	—	90,393	1,383,507	—	90,393	1,383,507	1,473,900	86,389	2021	40 Years
Abington, MA	—	8,465,529	—	—	8,465,529	—	8,465,529	—	2021
Fall River, MA	—	721,506	5,380,883	—	721,506	5,380,883	6,102,389	358,479	2021	40 Years
Pittsfield, MA	—	1,514,648	16,947,554	—	1,514,648	16,947,554	18,462,202	988,591	2021	40 Years
Springfield, MA	—	4,451,982	—	—	4,451,982	—	4,451,982	—	2021
Baltimore, MD	—	1,393,361	2,819,672	12,398	1,393,361	2,832,070	4,225,431	147,390	2021	40 Years
Baltimore (Gwynn Oak), MD	—	1,225,061	—	—	1,225,061	—	1,225,061	—	2021
Bel Air, MD	—	499,309	—	—	499,309	—	499,309	—	2021
Dundalk, MD	—	746,235	1,564,948	—	746,235	1,564,948	2,311,183	117,157	2021	40 Years
Battle Creek, MI	—	101,794	1,083,512	—	101,794	1,083,512	1,185,306	67,491	2021	40 Years
Battle Creek, MI	—	271,928	1,143,856	1,836	271,928	1,145,692	1,417,620	59,635	2021	40 Years
Grand Rapids, MI	—	925,205	5,848,684	28,275	925,205	5,876,959	6,802,164	382,739	2021	40 Years
Lansing, MI	—	7,204,001	—	409	7,204,410	—	7,204,410	—	2021
Lansing, MI	—	4,285,184	—	822	4,286,006	—	4,286,006	—	2021
Okemos, MI	—	4,607,749	5,825,877	—	4,607,749	5,825,877	10,433,626	376,121	2021	40 Years
Saginaw, MI	—	285,004	896,731	8,898	285,004	905,629	1,190,633	45,226	2021	40 Years
Saginaw, MI	—	1,859,019	—	—	1,859,019	—	1,859,019	—	2021
Saginaw, MI	—	855,000	1,267,920	353,203	855,000	1,621,123	2,476,123	76,287	2021	40 Years
Sterling Heights, MI	—	484,463	2,991,098	148,901	484,463	3,140,000	3,624,463	205,468	2021	40 Years
Taylor, MI	—	403,176	1,862,968	—	403,176	1,862,968	2,266,144	116,339	2021	40 Years
Brooklyn Park, MN	—	2,386,951	2,002,599	—	2,386,951	2,002,599	4,389,550	141,851	2021	40 Years
Burnsville, MN	—	588,062	1,977,978	19,419	588,062	1,997,397	2,585,459	99,749	2021	40 Years
Fridley, MN	—	4,775,640	—	12,102	4,787,742	—	4,787,742	—	2021
Lakeville, MN	—	1,566,580	2,730,817	—	1,566,580	2,730,817	4,297,397	193,351	2021	40 Years
Oakdale, MN	—	4,800,338	12,814,387	—	4,800,338	12,814,387	17,614,725	880,738	2021	40 Years
Savage, MN	—	1,470,298	1,283,392	—	1,470,298	1,283,392	2,753,690	90,825	2021	40 Years
California, MO	—	62,996	1,479,867	—	62,996	1,479,867	1,542,863	98,589	2021	40 Years
Marshfield, MO	—	795,252	4,724,969	—	795,252	4,724,969	5,520,221	314,782	2021	40 Years
Pevely, MO	—	724,554	1,130,540	—	724,554	1,130,540	1,855,094	80,032	2021	40 Years
Sugar Creek, MO	—	488,219	1,038,408	—	488,219	1,038,408	1,526,627	69,159	2021	40 Years
Byhalia, MS	—	150,179	1,417,039	4,402	150,179	1,421,441	1,571,620	73,956	2021	40 Years
Byram, MS	—	5,279,846	10,832,879	—	5,279,846	10,832,879	16,112,725	699,490	2021	40 Years
Vicksburg, MS	—	705,202	825,075	—	705,202	825,075	1,530,277	46,315	2021	40 Years
Sidney, MT	—	190,517	3,935,720	—	190,517	3,935,720	4,126,237	221,315	2021	40 Years
Cary, NC	—	1,972,755	—	—	1,972,755	—	1,972,755	—	2021
Cary, NC	—	810,927	—	—	810,927	—	810,927	—	2021
Charlotte, NC	—	1,344,585	—	—	1,344,585	—	1,344,585	—	2021
Denver, NC	—	199,637	1,323,072	—	199,637	1,323,072	1,522,709	85,424	2021	40 Years
Denver, NC	—	188,155	702,254	—	188,155	702,254	890,409	45,330	2021	40 Years
Garner, NC	—	545,483	2,714,833	—	545,483	2,714,833	3,260,316	197,957	2021	40 Years
Gastonia, NC	—	261,641	1,033,980	73,894	261,641	1,107,875	1,369,516	84,938	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Hickory, NC	—	417,127	1,548,699	5,836	417,127	1,554,535	1,971,662	84,005	2021	40 Years
High Point, NC	—	367,561	1,427,032	69,492	367,561	1,496,524	1,864,085	114,437	2021	40 Years
Holly Springs, NC	—	1,298,760	—	—	1,298,760	—	1,298,760	—	2021
Holly Springs, NC	—	996,275	—	—	996,275	—	996,275	—	2021
Holly Springs, NC	—	1,200,518	—	—	1,200,518	—	1,200,518	—	2021
Holly Springs, NC	—	1,024,340	—	—	1,024,340	—	1,024,340	—	2021
Holly Springs, NC	—	1,405,020	—	—	1,405,020	—	1,405,020	—	2021
Holly Springs, NC	—	1,611,871	—	—	1,611,871	—	1,611,871	—	2021
Mt. Airy, NC	—	188,167	1,318,013	116,056	188,167	1,434,069	1,622,236	81,711	2021	40 Years
Statesville, NC	—	1,073,746	6,186,151	6,965	1,073,746	6,193,116	7,266,862	464,266	2021	40 Years
Statesville, NC	—	742,521	1,547,361	44,293	742,521	1,591,655	2,334,176	87,916	2021	40 Years
Wilmington, NC	—	1,387,879	—	—	1,387,879	—	1,387,879	—	2021
Bottineau, ND	—	680,781	2,851,784	22,314	680,781	2,874,097	3,554,878	149,500	2021	40 Years
Blair, NE	—	65,927	1,171,950	—	65,927	1,171,950	1,237,877	68,261	2021	40 Years
Crete, NE	—	283,765	4,583,875	1,835	283,765	4,585,710	4,869,475	248,278	2021	40 Years
Valentine, NE	—	30,526	1,276,252	2,500	30,526	1,278,752	1,309,278	66,550	2021	40 Years
Wayne, NE	—	24,660	1,211,103	—	24,660	1,211,103	1,235,763	70,545	2021	40 Years
Hooksett, NH	—	2,474,821	—	—	2,474,821	—	2,474,821	—	2021
Hooksett, NH	—	3,660,471	—	—	3,660,471	—	3,660,471	—	2021
Bellmawr, NJ	—	3,517,630	—	—	3,517,630	—	3,517,630	—	2021
East Hanover, NJ	—	2,424,060	—	153	2,424,213	—	2,424,213	—	2021
East Hanover, NJ	—	6,185,969	6,748,014	153	6,185,969	6,748,167	12,934,136	484,688	2021	40 Years
Eatontown, NJ	—	4,073,886	—	—	4,073,886	—	4,073,886	—	2021
Elizabeth, NJ	—	1,389,441	—	—	1,389,441	—	1,389,441	—	2021
Hammonton, NJ	—	4,231,954	—	—	4,231,954	—	4,231,954	—	2021
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
Lawrenceville, NJ	—	12,118	—	(88,104)	(75,986)	—	(75,986)	—	2021
Lawrenceville, NJ	—	—	1,111,855	—	—	1,111,855	1,111,855	78,562	2021	40 Years
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
Lawrenceville, NJ	—	19,909	—	—	19,909	—	19,909	—	2021
North Plainfield, NJ	—	1,189,310	1,655,062	—	1,189,310	1,655,062	2,844,372	113,697	2021	40 Years
Parsippany, NJ	—	4,683,017	—	—	4,683,017	—	4,683,017	—	2021
Parsippany, NJ	—	896,104	1,977,903	—	896,104	1,977,903	2,874,007	123,619	2021	40 Years
Parsippany, NJ	—	20,901,499	—	11,676	20,901,499	11,676	20,913,175	1,168	2021	40 Years
Pennsauken, NJ	—	3,731,685	—	(74,044)	3,657,641	—	3,657,641	—	2021
Randolph, NJ	—	3,550,608	—	—	3,550,608	—	3,550,608	—	2021
Upper Deerfield, NJ	—	194,607	1,729,659	12,085	194,607	1,741,743	1,936,350	101,408	2021	40 Years
Whippany, NJ	—	3,557,958	—	—	3,557,958	—	3,557,958	—	2021
Woodbine, NJ	—	354,591	1,545,735	—	354,591	1,545,735	1,900,326	115,716	2021	40 Years
Woodbridge, NJ	—	737,212	2,644,765	—	737,212	2,644,765	3,381,977	182,854	2021	40 Years
Albuquerque, NM	—	2,812,052	—	—	2,812,052	—	2,812,052	—	2021
Albuquerque, NM	—	433,221	1,163,623	—	433,221	1,163,623	1,596,844	72,591	2021	40 Years
Albuquerque, NM	—	698,506	3,183,377	22,723	698,506	3,206,100	3,904,606	166,794	2021	40 Years
Espanola, NM	—	5,630,895	—	1,835	5,632,730	—	5,632,730	—	2021
Kingston, NY	—	515,184	3,795,511	81,585	515,184	3,877,096	4,392,280	223,076	2021	40 Years
New Rochelle, NY	—	14,519,339	21,244,741	(175)	14,519,339	21,244,566	35,763,905	1,375,941	2021	40 Years
Niagara Falls, NY	—	353,653	6,062,345	—	353,653	6,062,345	6,415,998	416,600	2021	40 Years
North Babylon, NY	—	2,090,724	—	14,709	2,105,433	—	2,105,433	(3)	2021
Plattsburgh, NY	—	161,089	2,240,530	9,796	161,089	2,250,327	2,411,416	126,458	2021	40 Years
Rochester, NY	—	1,097,316	7,362,973	—	1,097,316	7,362,973	8,460,289	505,847	2021	40 Years
Scarsdale, NY	—	886,492	1,108,577	—	886,492	1,108,577	1,995,069	62,277	2021	40 Years
Wappingers Falls, NY	—	595,962	3,792,944	—	595,962	3,792,944	4,388,906	252,863	2021	40 Years
Bedford, OH	—	222,469	1,643,801	—	222,469	1,643,801	1,866,270	95,709	2021	40 Years
Canton, OH	—	289,416	1,625,007	4,401	289,416	1,629,409	1,918,825	84,788	2021	40 Years
Chesapeake, OH	—	314,084	2,102,730	96,500	314,084	2,199,230	2,513,314	162,872	2021	40 Years
Columbus, OH	—	1,009,008	—	—	1,009,008	—	1,009,008	—	2021
Dayton, OH	—	168,736	1,738,910	—	168,736	1,738,910	1,907,646	97,697	2021	40 Years
Fairview Park, OH	—	1,445,514	5,043,700	144,115	1,445,514	5,187,814	6,633,328	263,890	2021	40 Years
Gallipolis, OH	—	818,390	2,159,967	—	818,390	2,159,967	2,978,357	157,395	2021	40 Years
Geneva, OH	—	193,381	1,317,460	—	193,381	1,317,460	1,510,841	76,726	2021	40 Years
Groveport, OH	—	386,687	1,166,510	668	386,687	1,167,178	1,553,865	77,652	2021	40 Years
Hilliard, OH	—	1,030,560	—	—	1,030,560	—	1,030,560	—	2021
Hilliard, OH	—	1,152,478	—	—	1,152,478	—	1,152,478	—	2021
Hilliard, OH	—	1,041,080	—	—	1,041,080	—	1,041,080	—	2021
Hilliard, OH	—	707,910	—	(68)	707,842	—	707,842	—	2021
Hilliard, OH	—	1,428,428	—	—	1,428,428	—	1,428,428	—	2021
Mentor, OH	—	484,808	2,222,441	10,946	484,808	2,233,387	2,718,195	111,601	2021	40 Years
Milford Center, OH	—	193,215	924,186	12,483	193,215	936,670	1,129,885	46,756	2021	40 Years
New Lexington, OH	—	670,811	2,171,553	—	670,811	2,171,553	2,842,364	158,240	2021	40 Years
Octa, OH	—	3,303,590	—	1,835	3,305,425	—	3,305,425	—	2021
Pataskala, OH	—	626,985	1,071,479	—	626,985	1,071,479	1,698,464	62,411	2021	40 Years
Reynoldsburg, OH	—	1,986,486	—	5,881	1,992,367	—	1,992,367	—	2021
Rocky River, OH	—	4,045,087	—	—	4,045,087	—	4,045,087	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Rocky River, OH	—	2,151,951	—	20,215	2,172,166	—	2,172,166	—	2021
Rocky River, OH	—	1,372,577	—	20,215	1,392,792	—	1,392,792	—	2021
Sidney, OH	—	45,594	1,562,442	—	45,594	1,562,442	1,608,036	91,051	2021	40 Years
Streetsboro, OH	—	199,026	975,438	10,947	199,026	986,385	1,185,411	49,251	2021	40 Years
Toledo, OH	—	4,839,262	6,842,158	—	4,839,262	6,842,158	11,681,420	441,756	2021	40 Years
Urbana, OH	—	4,690,277	6,963,348	—	4,690,277	6,963,348	11,653,625	449,582	2021	40 Years
Winchester, OH	—	259,544	1,236,805	4,402	259,544	1,241,207	1,500,751	64,569	2021	40 Years
Atoka, OK	—	335,303	3,504,781	—	335,303	3,504,781	3,840,084	197,074	2021	40 Years
Stillwater, OK	—	501,114	3,252,177	—	501,114	3,252,177	3,753,291	182,850	2021	40 Years
Tillamook, OR	—	1,491,707	5,261,299	—	1,491,707	5,261,299	6,753,006	328,761	2021	40 Years
Cranberry, PA	—	1,677,064	—	—	1,677,064	—	1,677,064	—	2021
Dunmore, PA	—	2,386,896	—	—	2,386,896	—	2,386,896	—	2021
Erie, PA	—	1,545,236	20,023,873	8,447	1,545,236	20,032,320	21,577,556	1,084,981	2021	40 Years
Greenville, PA	—	1,117,096	10,381,185	25,171	1,117,096	10,406,356	11,523,452	520,161	2021	40 Years
Harrisburg, PA	—	1,276,788	—	48,225	1,325,013	—	1,325,013	—	2021
Philadelphia, PA	—	547,237	1,503,662	—	547,237	1,503,662	2,050,899	103,299	2021	40 Years
Quakertown, PA	—	1,763,324	—	30,834	1,794,158	—	1,794,158	—	2021
West Mifflin, PA	—	1,275,400	—	—	1,275,400	—	1,275,400	—	2021
Anderson, SC	—	1,327,346	5,564,166	331,189	1,327,346	5,895,355	7,222,701	345,082	2021	40 Years
Bluffton, SC	—	473,900	3,740,291	—	473,900	3,740,291	4,214,191	210,281	2021	40 Years
Columbia, SC	—	307,888	2,411,359	—	307,888	2,411,359	2,719,247	135,568	2021	40 Years
Fort Mill, SC	—	1,675,276	5,987,483	29,821	1,675,276	6,017,305	7,692,581	325,627	2021	40 Years
Lancaster, SC	—	187,595	991,659	52,829	187,595	1,044,489	1,232,084	60,997	2021	40 Years
Olanta, SC	—	81,182	820,443	—	81,182	820,443	901,625	46,083	2021	40 Years
Sumter, SC	—	305,903	571,538	68,009	305,903	639,547	945,450	39,200	2021	40 Years
Pierre, SD	—	181,579	2,071,921	—	181,579	2,071,921	2,253,500	129,414	2021	40 Years
Watertown, SD	—	561,618	1,596,716	8,458	561,618	1,605,174	2,166,792	80,206	2021	40 Years
Antioch, TN	—	935,614	—	—	935,614	—	935,614	—	2021
Clarksville, TN	—	238,147	1,331,623	8,200	238,147	1,339,823	1,577,970	97,485	2021	40 Years
Crossville, TN	—	691,538	2,633,769	21,858	691,538	2,655,627	3,347,165	141,249	2021	40 Years
Hendersonville, TN	—	1,724,979	—	—	1,724,979	—	1,724,979	—	2021
Hermitage, TN	—	722,734	—	—	722,734	—	722,734	—	2021
Jackson, TN	—	1,730,483	3,100,154	2,500	1,730,483	3,102,654	4,833,137	174,305	2021	40 Years
Knoxville, TN	—	1,762,166	3,753,566	—	1,762,166	3,753,566	5,515,732	234,575	2021	40 Years
Lakesite, TN	—	834,052	999,412	—	834,052	999,412	1,833,464	68,637	2021	40 Years
Madison, TN	—	797,234	—	—	797,234	—	797,234	—	2021
Murfreesboro, TN	—	1,191,176	—	—	1,191,176	—	1,191,176	—	2021
Nashville, TN	—	669,035	—	—	669,035	—	669,035	—	2021
Smyrna, TN	—	2,059,771	—	—	2,059,771	—	2,059,771	—	2021
Amarillo, TX	—	1,479,874	3,920,015	30,414	1,479,874	3,950,429	5,430,303	213,434	2021	40 Years
Baytown, TX	—	5,245,019	13,452,319	—	5,245,019	13,452,319	18,697,338	868,662	2021	40 Years
Burleson, TX	—	1,899,691	1,955,961	—	1,899,691	1,955,961	3,855,652	130,370	2021	40 Years
Cypress, TX	—	621,351	—	—	621,351	—	621,351	—	2021
El Paso, TX	—	1,290,305	4,701,339	—	1,290,305	4,701,339	5,991,644	332,825	2021	40 Years
El Paso, TX	—	4,640,263	—	—	4,640,263	—	4,640,263	—	2021
Kerrville, TX	—	629,024	2,862,560	27,659	629,024	2,890,219	3,519,243	178,910	2021	40 Years
Midland, TX	—	3,506,179	1,938,388	—	3,506,179	1,938,388	5,444,567	121,125	2021	40 Years
Monahans, TX	—	783,242	2,930,495	2,500	783,242	2,932,995	3,716,237	146,634	2021	40 Years
Odessa, TX	—	2,378,043	1,905,793	—	2,378,043	1,905,793	4,283,836	119,088	2021	40 Years
Odessa, TX	—	2,256,629	1,689,906	—	2,256,629	1,689,906	3,946,535	105,595	2021	40 Years
Odessa, TX	—	2,365,571	1,566,637	—	2,365,571	1,566,637	3,932,208	97,891	2021	40 Years
Richmond, TX	—	478,530	2,624,852	—	478,530	2,624,852	3,103,382	158,565	2021	40 Years
Shenandoah, TX	—	2,293,709	—	—	2,293,709	—	2,293,709	—	2021
Spring, TX	—	1,886,748	1,930,279	—	1,886,748	1,930,279	3,817,027	112,600	2021	40 Years
Texarkana, TX	—	1,312,692	2,124,343	12,218	1,312,692	2,136,561	3,449,253	145,720	2021	40 Years
White Oak, TX	—	120,160	1,224,831	468	120,160	1,225,299	1,345,459	76,321	2021	40 Years
Orem, UT	—	764,062	2,054,014	—	764,062	2,054,014	2,818,076	149,772	2021	40 Years
Charlottesville, VA	—	1,364,219	—	—	1,364,219	—	1,364,219	—	2021
Chester, VA	—	646,751	4,938,519	—	646,751	4,938,519	5,585,270	339,441	2021	40 Years
Lynchburg, VA	—	2,102,839	6,892,262	—	2,102,839	6,892,262	8,995,101	472,681	2021	40 Years
Manassas, VA	—	3,659,187	3,746,418	—	3,659,187	3,746,418	7,405,605	249,761	2021	40 Years
Newport News, VA	—	287,461	2,086,888	11,460	287,461	2,098,348	2,385,809	104,846	2021	40 Years
Wytheville, VA	—	450,045	—	—	450,045	—	450,045	—	2021
Lakewood, WA	—	788,705	2,937,767	—	788,705	2,937,767	3,726,472	184,243	2021	40 Years
Port Angeles, WA	—	476,652	5,940,135	—	476,652	5,940,135	6,416,787	364,127	2021	40 Years
Puyallup, WA	—	1,626,445	2,757,598	—	1,626,445	2,757,598	4,384,043	172,225	2021	40 Years
Roy, WA	—	327,278	1,862,388	—	327,278	1,862,388	2,189,666	116,348	2021	40 Years
Antigo, WI	—	150,406	907,287	1,835	150,406	909,122	1,059,528	49,124	2021	40 Years
Brown Deer, WI	—	413,053	2,893,299	25,988	413,053	2,919,287	3,332,340	145,802	2021	40 Years
Eau Claire, WI	—	2,897,122	6,600,361	—	2,897,122	6,600,361	9,497,483	454,708	2021	40 Years
Milwaukee, WI	—	63,728	1,834,352	—	63,728	1,834,352	1,898,080	110,768	2021	40 Years
Sheboygan, WI	—	373,040	3,470,250	8,476	373,040	3,478,726	3,851,766	188,278	2021	40 Years
Athens, WV	—	416,517	1,472,494	—	416,517	1,472,494	1,889,011	107,267	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Beckley, WV	—	663,138	2,263,526	—	663,138	2,263,526	2,926,664	167,814	2021	40 Years
Buckhannon, WV	—	469,129	1,853,528	151,900	469,129	2,005,428	2,474,557	150,241	2021	40 Years
Elkins, WV	—	397,225	1,832,516	—	397,225	1,832,516	2,229,741	133,518	2021	40 Years
Huntington, WV	—	447,207	1,851,268	—	447,207	1,851,268	2,298,475	137,143	2021	40 Years
Huntington, WV	—	572,162	1,386,007	—	572,162	1,386,007	1,958,169	103,633	2021	40 Years
Princeton, WV	—	778,229	2,357,830	—	778,229	2,357,830	3,136,059	171,823	2021	40 Years
Princeton, WV	—	233,205	1,245,497	—	233,205	1,245,497	1,478,702	75,229	2021	40 Years
Bessemer, AL	—	319,436	1,007,258	—	319,436	1,007,258	1,326,694	44,067	2022	40 Years
Blountsville, AL	—	231,165	1,316,448	—	231,165	1,316,448	1,547,613	46,117	2022	40 Years
Clayton, AL	—	305,323	1,199,107	3,009	305,323	1,202,116	1,507,439	42,614	2022	40 Years
Foley, AL	—	876,745	1,662,760	—	876,745	1,662,760	2,539,505	63,445	2022	40 Years
Grant, AL	—	77,433	1,188,768	—	77,433	1,188,768	1,266,201	43,339	2022	40 Years
Hoover, AL	—	1,548,554	1,351,397	—	1,548,554	1,351,397	2,899,951	38,743	2022	40 Years
Madison, AL	—	1,317,052	1,381,193	—	1,317,052	1,381,193	2,698,245	42,407	2022	40 Years
Mobile, AL	—	81,304	1,526,990	—	81,304	1,526,990	1,608,294	66,914	2022	40 Years
Talladega, AL	—	903,998	2,044,842	35,677	907,712	2,076,805	2,984,517	58,025	2022	40 Years
Springdale, AR	—	568,164	3,133,875	—	568,164	3,133,875	3,702,039	137,107	2022	40 Years
Coal Hill, AR	—	134,620	1,378,371	7,300	134,620	1,385,671	1,520,291	57,992	2022	40 Years
Conway, AR	—	357,768	2,955,854	—	357,768	2,955,854	3,313,622	106,922	2022	40 Years
Fort Smith, AR	—	50,300	2,378,776	26,235	50,300	2,405,011	2,455,311	89,363	2022	40 Years
Lincoln, AR	—	318,811	1,269,472	—	318,811	1,269,472	1,588,283	40,978	2022	40 Years
Little Rock, AR	—	369,985	4,260,606	12,795	369,985	4,273,401	4,643,386	159,808	2022	40 Years
Pine Bluff, AR	—	216,373	391,093	—	216,373	391,093	607,466	14,666	2022	40 Years
Russellville, AR	—	176,925	481,057	15	176,925	481,072	657,997	17,957	2022	40 Years
Springdale, AR	—	1,333,032	2,929,959	15,074	1,333,032	2,945,032	4,278,064	109,929	2022	40 Years
Glendale, AZ	—	3,552,730	3,229,514	8,381	3,552,730	3,237,895	6,790,625	109,929	2022	40 Years
Phoenix, AZ	—	1,393,147	3,822,282	48,359	1,393,147	3,870,640	5,263,787	143,698	2022	40 Years
Tolleson, AZ	—	2,091,545	4,359,819	21,687	2,091,545	4,381,506	6,473,051	137,595	2022	40 Years
Bakersfield, CA	—	1,205,283	3,010,596	12,716	1,205,283	3,023,312	4,228,595	97,569	2022	40 Years
La Cañada, CA	—	1,921,417	457,495	15	1,921,417	457,509	2,378,926	17,073	2022	40 Years
Ontario, CA	—	3,173,695	2,567,059	15	3,173,695	2,567,074	5,740,769	96,182	2022	40 Years
Riverside, CA	—	3,081,078	14,365,552	34,500	3,081,078	14,400,052	17,481,130	600,036	2022	40 Years
Stockton, CA	—	1,275,187	945,420	—	1,275,187	945,420	2,220,607	43,553	2022	40 Years
Turlock, CA	—	487,463	2,212,222	—	487,463	2,212,222	2,699,685	71,041	2022	40 Years
Turlock, CA	—	1,200,474	4,510,849	—	1,200,474	4,510,849	5,711,323	137,441	2022	40 Years
Turlock, CA	—	1,086,480	5,124,804	—	1,086,480	5,124,804	6,211,284	193,536	2022	40 Years
Vallejo, CA	—	2,769,671	2,513,905	—	2,769,671	2,513,905	5,283,576	112,361	2022	40 Years
Windsor Hill, CA	—	3,332,206	2,100,596	—	3,332,206	2,100,596	5,432,802	102,777	2022	40 Years
Middletown, CT	—	2,143,995	2,943,499	—	2,143,995	2,943,499	5,087,494	140,730	2022	40 Years
Waterbury, CT	—	972,505	2,058,031	—	972,505	2,058,031	3,030,536	80,321	2022	40 Years
West Hartford, CT	—	852,020	5,066,206	234,600	852,020	5,300,806	6,152,826	225,799	2022	40 Years
West Hartford, CT	—	4,044,465	14,245,446	4,996	4,044,465	14,250,442	18,294,907	600,959	2022	40 Years
Wethersfield, CT	—	553,394	1,132,300	—	553,394	1,132,300	1,685,694	42,461	2022	40 Years
Wethersfield, CT	—	933,446	1,502,866	30	933,446	1,502,895	2,436,341	56,192	2022	40 Years
Millsboro, DE	—	6,857,716	—	—	6,857,716	—	6,857,716	—	2022
Ocala, FL	—	204,589	1,703,533	—	204,589	1,703,533	1,908,122	74,529	2022	40 Years
Palm Coast, FL	—	479,504	984,850	—	479,504	984,850	1,464,354	47,118	2022	40 Years
Panama City, FL	—	1,998,986	1,409,662	—	1,998,986	1,409,662	3,408,648	61,673	2022	40 Years
Sanford, FL	—	3,590,819	2,515,568	—	3,590,819	2,515,568	6,106,387	110,056	2022	40 Years
Trenton, FL	—	430,460	2,288,147	15,700	430,460	2,303,847	2,734,307	100,412	2022	40 Years
Chiefland, FL	—	489,309	1,306,132	225,812	489,309	1,531,945	2,021,254	72,880	2022	40 Years
Coral Gables, FL	—	3,127,647	272,255	15	3,127,647	272,270	3,399,917	10,127	2022	40 Years
Crestview, FL	—	961,109	1,044,147	—	961,109	1,044,147	2,005,256	38,323	2022	40 Years
Destin, FL	—	1,830,319	780,173	—	1,830,319	780,173	2,610,492	24,172	2022	40 Years
Gainesville, FL	—	1,173,553	517,450	15	1,173,553	517,465	1,691,018	19,322	2022	40 Years
Gainesville, FL	—	2,544,415	5,881,080	16,562	2,544,415	5,897,642	8,442,057	186,425	2022	40 Years
Hollywood, FL	—	927,500	1,351,709	15	927,500	1,351,724	2,279,224	50,607	2022	40 Years
Homestead, FL	—	1,021,155	735,752	15	1,021,155	735,767	1,756,922	27,508	2022	40 Years
Jacksonville Beach, FL	—	1,130,336	991,755	15	1,130,336	991,770	2,122,106	37,108	2022	40 Years
Jacksonville, FL	—	1,057,416	1,007,440	—	1,057,416	1,007,440	2,064,856	37,779	2022	40 Years
Jacksonville, FL	—	1,185,978	1,025,426	—	1,185,978	1,025,426	2,211,404	38,453	2022	40 Years
Jacksonville, FL	—	235,155	3,784,135	151,789	235,155	3,935,924	4,171,079	143,302	2022	40 Years
Jacksonville, FL	—	216,803	1,400,601	—	216,803	1,400,601	1,617,404	54,799	2022	40 Years
Jacksonville, FL	—	415,780	1,668,994	—	415,780	1,668,994	2,084,774	60,329	2022	40 Years
Lake Butler, FL	—	503,163	1,360,333	—	503,163	1,360,333	1,863,496	52,508	2022	40 Years
Marco Island, FL	—	1,350,573	504,251	23,968	1,350,573	528,219	1,878,792	18,467	2022	40 Years
Melbourne, FL	—	653,912	961,132	—	653,912	961,132	1,615,044	34,673	2022	40 Years
Miami, FL	—	2,700,553	1,142,400	15	2,700,553	1,142,414	3,842,967	42,757	2022	40 Years
North Palm Beach, FL	—	662,025	950,514	15	662,025	950,529	1,612,554	35,562	2022	40 Years
Pensacola, FL	—	536,059	1,628,848	—	536,059	1,628,848	2,164,907	54,165	2022	40 Years
Tallahassee, FL	—	336,533	2,677,778	3,740	336,533	2,681,517	3,018,050	69,793	2022	40 Years
Vero Beach, FL	—	1,037,380	1,397,227	15	1,037,380	1,397,242	2,434,622	52,313	2022	40 Years
West Palm Beach, FL	—	2,925,553	264,350	15	2,925,553	264,364	3,189,917	9,830	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Winter Springs, FL	—	1,606,141	873,427	15	1,606,141	873,441	2,479,582	32,671	2022	40 Years
New Port Richey, FL	—	791,096	2,857,431	(645,627)	145,469	2,857,431	3,002,900	92,259	2022	40 Years
Calhoun, GA	—	370,237	1,896,447	—	370,237	1,896,447	2,266,684	90,781	2022	40 Years
Chula, GA	—	316,673	949,483	—	316,673	949,483	1,266,156	45,405	2022	40 Years
Perry, GA	—	567,281	11,880,078	—	567,281	11,880,078	12,447,359	519,465	2022	40 Years
Surrency, GA	—	399,599	853,287	—	399,599	853,287	1,252,886	40,809	2022	40 Years
Swainsboro, GA	—	113,339	2,874,987	15,400	113,339	2,890,387	3,003,726	125,909	2022	40 Years
Augusta, GA	—	72,851	1,604,212	15	72,851	1,604,226	1,677,077	60,075	2022	40 Years
Augusta, GA	—	199,100	1,794,406	—	199,100	1,794,406	1,993,506	64,957	2022	40 Years
Bremen, GA	—	203,102	5,264,118	—	203,102	5,264,118	5,467,220	182,475	2022	40 Years
Canton, GA	—	3,078,088	6,862,199	—	3,078,088	6,862,199	9,940,287	235,694	2022	40 Years
Dawsonville, GA	—	264,759	1,005,563	—	264,759	1,005,563	1,270,322	32,400	2022	40 Years
Edison, GA	—	397,493	1,253,203	3,009	397,493	1,256,213	1,653,706	40,410	2022	40 Years
Hephzibah, GA	—	109,510	1,460,599	—	109,510	1,460,599	1,570,109	57,281	2022	40 Years
Newman, GA	—	1,619,186	5,272,513	—	1,619,186	5,272,513	6,891,699	190,733	2022	40 Years
Pooler, GA	—	736,451	2,777,892	—	736,451	2,777,892	3,514,343	108,845	2022	40 Years
Statesboro, GA	—	723,713	1,146,114	—	723,713	1,146,114	1,869,827	42,001	2022	40 Years
Bettendorf, IA	—	1,314,298	3,229,705	3,734	1,318,012	3,229,725	4,547,737	107,752	2022	40 Years
Bettendorf, IA	—	280,575	1,114,056	3,734	284,289	1,114,076	1,398,365	30,940	2022	40 Years
Bettendorf, IA	—	248,576	—	3,734	252,311	—	252,311	—	2022
Corning, IA	—	30,145	1,365,946	2,204	30,145	1,368,151	1,398,296	49,938	2022	40 Years
Fredericksburg, IA	—	30,004	1,280,340	2,204	30,004	1,282,544	1,312,548	46,411	2022	40 Years
Weiser, ID	—	76,942	1,488,028	—	76,942	1,488,028	1,564,970	46,672	2022	40 Years
Hainesville, IL	—	3,130,195	1,216,373	5,000	3,130,195	1,221,373	4,351,568	60,777	2022	40 Years
O'Fallon, IL	—	893,771	2,322,875	—	893,771	2,322,875	3,216,646	111,184	2022	40 Years
Plainfield, IL	—	634,629	959,057	—	634,629	959,057	1,593,686	41,907	2022	40 Years
Bellwood, IL	—	1,441,254	—	—	1,441,254	—	1,441,254	—	2022
Calumet City, IL	—	434,232	939,480	23,400	434,232	962,880	1,397,112	28,074	2022	40 Years
Chicago, IL	—	673,631	950,418	—	673,631	950,418	1,624,049	32,093	2022	40 Years
Cicero, IL	—	371,928	1,410,440	—	371,928	1,410,440	1,782,368	49,709	2022	40 Years
Elgin, IL	—	860,328	1,964,892	—	860,328	1,964,892	2,825,220	62,115	2022	40 Years
Franklin Park, IL	—	444,444	1,411,881	—	444,444	1,411,881	1,856,325	45,194	2022	40 Years
Hoffman Estates, IL	—	529,309	3,946,239	67,180	529,309	4,013,419	4,542,728	134,694	2022	40 Years
Lansing, IL	—	200,857	2,082,566	450	200,857	2,083,016	2,283,873	71,453	2022	40 Years
Lynwood, IL	—	97,956	1,148,587	1,119	97,956	1,149,706	1,247,662	33,951	2022	40 Years
Markham, IL	—	2,638,402	—	—	2,638,402	—	2,638,402	—	2022
Naperville, IL	—	3,749,690	—	—	3,749,690	—	3,749,690	—	2022
Pecatonica, IL	—	187,658	1,302,630	1,119	187,658	1,303,749	1,491,407	38,571	2022	40 Years
Romeoville, IL	—	3,564,144	3,088,724	—	3,564,144	3,088,724	6,652,868	103,205	2022	40 Years
Round Lake Beach, IL	—	625,866	2,657,522	9,542	625,866	2,667,064	3,292,930	90,728	2022	40 Years
Roxana, IL	—	391,797	1,575,658	26,996	391,797	1,602,654	1,994,451	41,569	2022	40 Years
South Elgin, IL	—	618,840	2,908,118	2,233,033	650,936	5,109,054	5,759,990	107,722	2022	40 Years
Tinley Park, IL	—	408,954	1,262,396	47,005	408,954	1,309,401	1,718,355	82,745	2022	40 Years
Waukegan, IL	—	883,882	1,323,127	9,917	883,882	1,333,044	2,216,926	36,807	2022	40 Years
Greenfield, IN	—	366,213	651,652	—	366,213	651,652	1,017,865	28,376	2022	40 Years
Winchester, IN	—	91,925	2,351,576	155,700	91,925	2,507,276	2,599,201	121,937	2022	40 Years
Attica, IN	—	475,447	1,730,232	12,165	475,447	1,742,397	2,217,844	49,157	2022	40 Years
Boswell, IN	—	78,218	1,268,380	2,364	78,218	1,270,744	1,348,962	46,296	2022	40 Years
DeMotte, IN	—	421,240	1,318,829	—	421,240	1,318,829	1,740,069	55,762	2022	40 Years
Evansville, IN	—	140,334	810,428	—	140,334	810,428	950,762	42,324	2022	40 Years
Indianapolis, IN	—	432,264	3,657,559	270,809	435,978	3,924,654	4,360,632	115,116	2022	40 Years
Kentland, IN	—	60,638	1,336,242	—	60,638	1,336,242	1,396,880	42,622	2022	40 Years
Merrillville, IN	—	202,967	1,406,373	—	202,967	1,406,373	1,609,340	46,198	2022	40 Years
Switz City, IN	—	78,568	1,355,225	2,364	78,568	1,357,589	1,436,157	49,416	2022	40 Years
Lansing, KS	—	626,782	2,546,877	—	626,782	2,546,877	3,173,659	116,657	2022	40 Years
Goddard, KS	—	590,138	3,000,737	90,458	590,138	3,091,194	3,681,332	105,245	2022	40 Years
Kansas City, KS	—	175,008	624,234	84,823	175,008	709,057	884,065	24,107	2022	40 Years
Lawrence, KS	—	1,205,052	1,279,300	—	1,205,052	1,279,300	2,484,352	60,735	2022	40 Years
Topeka, KS	—	1,434,423	—	—	1,434,423	—	1,434,423	—	2022
Wichita, KS	—	419,468	1,034,134	7,812	419,468	1,041,945	1,461,413	31,765	2022	40 Years
Edmonton, KY	—	298,674	2,629,815	—	298,674	2,629,815	2,928,489	114,999	2022	40 Years
Brandenburg, KY	—	729,975	1,751,191	—	729,975	1,751,191	2,481,166	90,681	2022	40 Years
Coldiron, KY	—	318,829	1,298,446	3,009	318,829	1,301,455	1,620,284	41,896	2022	40 Years
Louisville, KY	—	356,816	1,154,276	11,555	356,816	1,165,830	1,522,646	32,465	2022	40 Years
Morganfield, KY	—	85,769	1,298,550	—	85,769	1,298,550	1,384,319	52,172	2022	40 Years
Baton Rouge, LA	—	1,198,858	3,163,251	—	1,198,858	3,163,251	4,362,109	144,894	2022	40 Years
Donaldsonville, LA	—	1,007,428	2,228,224	—	1,007,428	2,228,224	3,235,652	97,485	2022	40 Years
Gretna, LA	—	636,981	3,081,276	—	636,981	3,081,276	3,718,257	135,545	2022	40 Years
Plain Dealing, LA	—	120,709	1,234,522	7,300	120,709	1,241,822	1,362,531	53,792	2022	40 Years
Bogalusa, LA	—	2,009,203	2,772,165	—	2,009,203	2,772,165	4,781,368	121,282	2022	40 Years
Campti, LA	—	146,784	1,068,283	—	146,784	1,068,283	1,215,067	47,605	2022	40 Years
Center Point, LA	—	9,988	991,058	—	9,988	991,058	1,001,046	44,837	2022	40 Years
Denham Springs, LA	—	261,591	1,084,538	21,212	261,591	1,105,750	1,367,341	33,349	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Erwinville, LA	—	146,236	575,669	25,582	146,236	601,251	747,487	23,913	2022	40 Years
Lafayette/Scott, LA	—	350,159	1,102,175	1,119	350,159	1,103,294	1,453,453	36,194	2022	40 Years
Livingston, LA	—	362,592	952,241	21,212	362,592	973,453	1,336,045	29,279	2022	40 Years
Minden, LA	—	126,902	969,983	8,750	126,902	978,733	1,105,635	42,825	2022	40 Years
Montegut, LA	—	479,549	913,248	21,212	479,549	934,460	1,414,009	28,297	2022	40 Years
Morganza, LA	—	213,888	1,108,087	1,119	213,888	1,109,206	1,323,094	33,443	2022	40 Years
New Iberia, LA	—	314,985	1,072,523	1,119	314,985	1,073,642	1,388,627	32,892	2022	40 Years
St. Martinville, LA	—	415,223	1,056,403	1,119	415,223	1,057,522	1,472,745	34,578	2022	40 Years
Danvers, MA	—	6,043,876	—	6,538	6,050,413	—	6,050,413	—	2022
Leominster, MA	—	1,975,829	5,144,054	11,300	1,975,829	5,155,354	7,131,183	210,905	2022	40 Years
Saugus, MA	—	3,927,594	1,374,841	13,021	3,927,594	1,387,862	5,315,456	49,477	2022	40 Years
Worcester, MA	—	7,944,877	—	(105)	7,944,772	—	7,944,772	—	2022
Boonsboro, MD	—	689,063	1,248,800	—	689,063	1,248,800	1,937,863	54,635	2022	40 Years
Cumberland, MD	—	485,641	1,377,264	—	485,641	1,377,264	1,862,905	60,255	2022	40 Years
Germantown, MD	—	4,341,903	1,717,868	—	4,341,903	1,717,868	6,059,771	82,224	2022	40 Years
Hagerstown, MD	—	599,602	1,224,097	—	599,602	1,224,097	1,823,699	53,517	2022	40 Years
Joppa, MD	—	1,911,100	2,626,946	—	1,911,100	2,626,946	4,538,046	137,442	2022	40 Years
Lonaconing, MD	—	440,782	1,388,381	—	440,782	1,388,381	1,829,163	60,742	2022	40 Years
Rockville, MD	—	4,685,563	1,554,020	—	4,685,563	1,554,020	6,239,583	74,373	2022	40 Years
Westover, MD	—	167,135	1,304,045	—	167,135	1,304,045	1,471,180	62,395	2022	40 Years
Glen Burnie, MD	—	1,090,535	—	3,726	1,094,261	—	1,094,261	—	2022
Glen Burnie, MD	—	1,709,572	—	—	1,709,572	—	1,709,572	—	2022
Timonium, MD	—	5,253,016	9,838,428	—	5,253,016	9,838,428	15,091,444	476,200	2022	40 Years
Van Buren, ME	—	82,988	1,175,321	1,600	82,988	1,176,921	1,259,909	68,434	2022	40 Years
DeWitt, MI	—	440,264	1,732,240	13,521	440,264	1,745,761	2,186,025	75,817	2022	40 Years
Whitmore Lake, MI	—	2,197,350	—	—	2,197,350	—	2,197,350	—	2022
Lenox, MI	—	107,860	1,244,579	—	107,860	1,244,579	1,352,439	57,000	2022	40 Years
St. Helen, MI	—	70,353	1,396,479	—	70,353	1,396,479	1,466,832	64,005	2022	40 Years
Boyne City, MI	—	486,215	3,184,228	5,600	486,215	3,189,828	3,676,043	113,937	2022	40 Years
Brimley, MI	—	62,229	820,252	—	62,229	820,252	882,481	39,021	2022	40 Years
Clawson, MI	—	860,422	1,382,251	—	860,422	1,382,251	2,242,673	47,859	2022	40 Years
Davisburg, MI	—	120,838	1,515,277	287	120,838	1,515,564	1,636,402	53,685	2022	40 Years
East China, MI	—	59,309	1,577,989	159	59,309	1,578,148	1,637,457	56,741	2022	40 Years
Grandville, MI	—	706,193	7,506,131	24,174	706,193	7,530,305	8,236,498	235,875	2022	40 Years
Grandville, MI	—	3,938,089	4,173,417	11,644	3,941,803	4,181,346	8,123,149	108,855	2022	40 Years
Grayling, MI	—	101,381	1,355,174	2,204	101,381	1,357,378	1,458,759	49,803	2022	40 Years
Kingsford Heights, MI	—	201,983	1,408,945	287	201,983	1,409,232	1,611,215	51,268	2022	40 Years
Lake Orion, MI	—	508,462	1,373,650	59,658	508,462	1,433,308	1,941,770	49,179	2022	40 Years
Lansing, MI	—	908,568	793,444	44,294	908,568	837,738	1,746,306	37,381	2022	40 Years
Lincoln Park, MI	—	335,839	1,255,710	28,726	335,839	1,284,435	1,620,274	35,273	2022	40 Years
Marquette, MI	—	209,677	2,188,590	7,600	209,677	2,196,190	2,405,867	66,501	2022	40 Years
Midland, MI	—	71,784	1,569,727	287	71,784	1,570,014	1,641,798	56,682	2022	40 Years
Montrose, MI	—	97,689	1,934,430	158,790	97,689	2,093,220	2,190,909	69,485	2022	40 Years
Novi, MI	—	2,090,447	18,266,009	83,999	2,090,447	18,350,008	20,440,455	733,185	2022	40 Years
Otter Lake, MI	—	154,390	1,405,532	159	154,390	1,405,692	1,560,082	51,443	2022	40 Years
Sault Ste Marie, MI	—	239,906	1,007,077	—	239,906	1,007,077	1,246,983	48,499	2022	40 Years
Sebewaing, MI	—	60,259	1,452,542	—	60,259	1,452,542	1,512,801	73,486	2022	40 Years
Walker, MI	—	2,527,449	3,983,896	11,644	2,531,164	3,991,826	6,522,990	103,920	2022	40 Years
Weidman, MI	—	67,968	1,400,386	7,317	67,968	1,407,703	1,475,671	44,634	2022	40 Years
Wyoming, MI	—	3,194,618	4,816,878	11,644	3,198,332	4,824,808	8,023,140	125,612	2022	40 Years
Eagan, MN	—	1,297,596	2,033,325	—	1,297,596	2,033,325	3,330,921	88,898	2022	40 Years
Maple Grove, MN	—	760,163	9,863,462	54,822	760,163	9,918,284	10,678,447	290,860	2022	40 Years
Mora, MN	—	19,524	1,272,308	2,204	19,524	1,274,513	1,294,037	46,025	2022	40 Years
Winona, MN	—	1,562,225	6,867,512	9,517	1,562,225	6,877,029	8,439,254	257,536	2022	40 Years
Farmington, MO	—	314,078	2,423,544	—	314,078	2,423,544	2,737,622	110,978	2022	40 Years
Excelsior Springs, MO	—	78,699	1,265,762	1,119	78,699	1,266,881	1,345,580	40,729	2022	40 Years
Freeburg, MO	—	72,490	1,213,203	2,364	72,490	1,215,567	1,288,057	45,176	2022	40 Years
Helena, MO	—	67,324	1,237,062	1,119	67,324	1,238,181	1,305,505	39,690	2022	40 Years
Jefferson City, MO	—	1,195,039	3,759,032	12,818	1,195,039	3,771,850	4,966,889	140,074	2022	40 Years
Joplin, MO	—	441,710	2,041,893	27,157	441,710	2,069,049	2,510,759	76,738	2022	40 Years
Joplin, MO	—	108,268	1,980,280	—	108,268	1,980,280	2,088,548	60,820	2022	40 Years
Lake Lafayette, MO	—	106,627	1,178,416	1,119	106,627	1,179,535	1,286,162	38,148	2022	40 Years
Lincoln, MO	—	138,746	1,413,644	5,214	138,746	1,418,858	1,557,604	57,254	2022	40 Years
Springfield, MO	—	1,001,257	5,420,536	15	1,001,257	5,420,550	6,421,807	203,187	2022	40 Years
Clarksdale, MS	—	111,726	1,299,141	—	111,726	1,299,141	1,410,867	62,160	2022	40 Years
De Kalb, MS	—	111,394	981,026	8,650	111,394	989,676	1,101,070	42,796	2022	40 Years
Tupelo, MS	—	443,321	3,834,665	—	443,321	3,834,665	4,277,986	167,766	2022	40 Years
Ashland, MS	—	38,697	1,427,252	—	38,697	1,427,252	1,465,949	71,945	2022	40 Years
Baldwyn, MS	—	29,404	908,970	—	29,404	908,970	938,374	57,886	2022	40 Years
Belzoni, MS	—	67,668	1,137,472	—	67,668	1,137,472	1,205,140	70,828	2022	40 Years
Cleveland, MS	—	—	5,635,242	—	—	5,635,242	5,635,242	181,971	2022	40 Years
Dora, MS	—	77,349	1,277,800	—	77,349	1,277,800	1,355,149	40,807	2022	40 Years
Edinburg - Carthage, MS	—	114,642	1,291,451	—	114,642	1,291,451	1,406,093	52,500	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Ellisville, MS	—	313,192	1,053,746	21,212	313,192	1,074,958	1,388,150	32,267	2022	40 Years
Greenville, MS	—	193,378	1,282,104	12,165	193,378	1,294,269	1,487,647	39,062	2022	40 Years
Richland, MS	—	851,944	8,905,221	943	851,944	8,906,164	9,758,108	287,567	2022	40 Years
Sardis, MS	—	362,033	816,187	—	362,033	816,187	1,178,220	38,809	2022	40 Years
Silver Creek, MS	—	307,453	1,045,870	21,212	307,453	1,067,083	1,374,536	32,092	2022	40 Years
Southaven, MS	—	212,377	1,962,757	—	212,377	1,962,757	2,175,134	63,352	2022	40 Years
Aulander, NC	—	195,098	984,103	—	195,098	984,103	1,179,201	47,064	2022	40 Years
Fayetteville, NC	—	1,605,366	2,566,208	—	1,605,366	2,566,208	4,171,574	133,155	2022	40 Years
Garner, NC	—	2,718,172	2,763,915	—	2,718,172	2,763,915	5,482,087	132,347	2022	40 Years
Garner, NC	—	874,423	1,550,116	—	874,423	1,550,116	2,424,539	73,804	2022	40 Years
Greenville, NC	—	243,002	2,160,494	—	243,002	2,160,494	2,403,496	103,433	2022	40 Years
Kings Mountain, NC	—	509,102	2,258,512	—	509,102	2,258,512	2,767,614	112,623	2022	40 Years
Roxboro, NC	—	256,768	1,218,469	—	256,768	1,218,469	1,475,237	58,294	2022	40 Years
Southern Pines, NC	—	805,577	1,231,351	—	805,577	1,231,351	2,036,928	53,872	2022	40 Years
Angier, NC	—	672,850	1,349,207	—	672,850	1,349,207	2,022,057	47,641	2022	40 Years
Asheboro, NC	—	1,562,706	17,355,572	—	1,562,706	17,355,572	18,918,278	771,481	2022	40 Years
Castalia, NC	—	139,549	1,366,925	—	139,549	1,366,925	1,506,474	47,696	2022	40 Years
Concord, NC	—	1,289,337	15,972,978	—	1,289,337	15,972,978	17,262,315	716,340	2022	40 Years
Flat Rock, NC	—	150,439	846,253	—	150,439	846,253	996,692	30,247	2022	40 Years
North Wilkesboro, NC	—	148,134	1,013,906	3,383	148,134	1,017,289	1,165,423	34,788	2022	40 Years
Salisbury, NC	—	571,426	3,687,049	38,221	571,426	3,725,270	4,296,696	138,533	2022	40 Years
Statesville, NC	—	1,159,344	2,580,515	2,296	1,159,344	2,582,811	3,742,155	99,074	2022	40 Years
Tabor City, NC	—	20,939	1,495,256	9,665	20,939	1,504,921	1,525,860	47,606	2022	40 Years
Wilkesboro, NC	—	509,859	2,478,770	—	509,859	2,478,770	2,988,629	144,556	2022	40 Years
Windsor, NC	—	175,633	1,346,774	—	175,633	1,346,774	1,522,407	53,353	2022	40 Years
Winton - Salem, NC	—	1,772,410	6,666,783	—	1,772,410	6,666,783	8,439,193	310,031	2022	40 Years
West Fargo, ND	—	722,425	776,925	—	722,425	776,924	1,499,349	33,919	2022	40 Years
Lincoln, NE	—	2,350,709	11,189,814	—	2,350,709	11,189,814	13,540,523	489,555	2022	40 Years
Chappell, NE	—	228,961	1,027,400	7,470	228,961	1,034,870	1,263,831	31,216	2022	40 Years
Juniata, NE	—	90,602	1,127,483	7,470	90,602	1,134,953	1,225,555	34,409	2022	40 Years
Pleasantville, NJ	—	872,737	4,130,042	—	872,737	4,130,042	5,002,779	183,646	2022	40 Years
Wrightstown, NJ	—	5,051,058	—	—	5,051,058	—	5,051,058	—	2022
Deptford, NJ	—	4,637,926	10,426,984	—	4,637,926	10,426,984	15,064,910	463,621	2022	40 Years
Galloway, NJ	—	258,312	1,774,767	1,119	258,312	1,775,886	2,034,198	51,240	2022	40 Years
Mullica Hill, NJ	—	648,435	1,265,179	1,119	648,435	1,266,298	1,914,733	36,871	2022	40 Years
Newfield, NJ	—	278,914	1,624,710	1,119	278,914	1,625,829	1,904,743	46,563	2022	40 Years
Toms River, NJ	—	1,785,123	835,695	15,740	1,785,123	851,436	2,636,559	23,858	2022	40 Years
Vineland, NJ	—	833,473	—	—	833,473	—	833,473	—	2022
Wayne, NJ	—	3,162,613	3,288,907	6,400	3,162,613	3,295,307	6,457,920	145,565	2022	40 Years
Turnersville, NJ	—	1,795,330	2,978,086	406,651	1,796,052	3,384,014	5,180,066	96,888	2022	40 Years
Santa Fe, NM	—	835,775	1,151,399	—	835,775	1,151,399	1,987,174	52,725	2022	40 Years
Las Cruces, NM	—	598,909	4,180,398	4,200	598,909	4,184,598	4,783,507	188,224	2022	40 Years
Tse Bonito, NM	—	126,882	1,633,674	11,889	126,882	1,645,562	1,772,444	53,211	2022	40 Years
South Corning, NY	—	120,453	1,623,218	600	120,453	1,623,818	1,744,271	75,737	2022	40 Years
Schenectady, NY	—	393,418	2,018,314	—	393,418	2,018,314	2,411,732	88,011	2022	40 Years
Bergen, NY	—	92,953	916,917	—	92,953	916,917	1,009,870	49,038	2022	40 Years
Buffalo, NY	—	927,338	403,208	15	927,338	403,223	1,330,561	15,038	2022	40 Years
Canandaigua, NY	—	91,579	1,470,852	—	91,579	1,470,852	1,562,431	75,523	2022	40 Years
Canastota, NY	—	108,348	1,371,590	1,119	108,348	1,372,709	1,481,057	40,400	2022	40 Years
Elmira, NY	—	41,281	915,575	15	41,281	915,590	956,871	34,251	2022	40 Years
Frankfort, NY	—	317,533	1,167,754	1,119	317,533	1,168,873	1,486,406	34,938	2022	40 Years
Friendship, NY	—	97,367	1,295,401	—	97,367	1,295,401	1,392,768	45,083	2022	40 Years
Hastings, NY	—	68,941	1,285,557	1,119	68,941	1,286,676	1,355,617	38,304	2022	40 Years
Liverpool, NY	—	527,708	1,268,846	—	527,708	1,268,846	1,796,554	56,606	2022	40 Years
Medford, NY	—	695,815	2,164,666	—	695,815	2,164,666	2,860,481	95,999	2022	40 Years
Newport, NY	—	108,474	1,359,693	—	108,474	1,359,693	1,468,167	40,077	2022	40 Years
North Rose, NY	—	86,206	1,320,796	1,119	86,206	1,321,915	1,408,121	41,552	2022	40 Years
Red Creek, NY	—	39,875	1,347,504	1,119	39,875	1,348,623	1,388,498	39,913	2022	40 Years
Riverhead, NY	—	538,226	1,569,184	—	538,226	1,569,184	2,107,410	68,616	2022	40 Years
Rochester, NY	—	455,606	1,080,523	—	455,606	1,080,523	1,536,129	62,944	2022	40 Years
Rochester, NY	—	182,135	1,927,563	—	182,135	1,927,563	2,109,698	108,550	2022	40 Years
Sennett, NY	—	2,400,380	6,427,546	—	2,400,380	6,427,546	8,827,926	193,165	2022	40 Years
Star Lake, NY	—	195,082	1,238,915	1,119	195,082	1,240,034	1,435,116	37,051	2022	40 Years
West Henrietta, NY	—	436,838	1,631,322	—	436,838	1,631,322	2,068,160	92,564	2022	40 Years
West Seneca, NY	—	614,219	17,967,840	—	614,219	17,967,840	18,582,059	769,580	2022	40 Years
Yonkers, NY	—	3,911,416	4,262,152	(8,258)	3,911,416	4,253,894	8,165,310	146,257	2022	40 Years
Holland, OH	—	86,884	4,996,831	—	86,884	4,996,831	5,083,715	221,320	2022	40 Years
McArthur, OH	—	210,094	1,836,031	7,017	210,094	1,843,048	2,053,142	80,435	2022	40 Years
Strongsville, OH	—	412,105	6,461,470	—	412,105	6,461,470	6,873,575	309,299	2022	40 Years
Zanesville, OH	—	336,258	1,136,178	—	336,258	1,136,178	1,472,436	49,666	2022	40 Years
Apple Creek, OH	—	335,713	1,081,077	1,119	335,713	1,082,196	1,417,909	32,686	2022	40 Years
Austinburg, OH	—	105,423	1,141,236	—	105,423	1,141,236	1,246,659	45,580	2022	40 Years
Bellefontaine, OH	—	1,348,236	—	—	1,348,236	—	1,348,236	—	2022

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Cincinnati, OH	—	1,070,525	270,651	15	1,070,525	270,666	1,341,191	10,067	2022	40 Years
Columbus, OH	—	2,559,388	8,602,145	28,112	2,563,103	8,626,542	11,189,645	272,417	2022	40 Years
Columbus, OH	—	1,176,215	2,934,082	17,430	1,179,930	2,947,798	4,127,728	76,704	2022	40 Years
Conneaut, OH	—	69,163	1,516,980	167	69,163	1,517,147	1,586,310	54,889	2022	40 Years
Dayton, OH	—	431,934	1,507,682	208,851	431,934	1,716,534	2,148,468	49,913	2022	40 Years
Grovepoint, OH	—	3,851,484	—	—	3,851,484	—	3,851,484	—	2022
Heppner, OH	—	135,937	1,433,459	159	135,937	1,433,618	1,569,555	51,281	2022	40 Years
Louisville, OH	—	208,868	1,182,011	1,119	208,868	1,183,130	1,391,998	35,274	2022	40 Years
New Philadelphia, OH	—	176,310	1,170,154	1,119	176,310	1,171,273	1,347,583	38,252	2022	40 Years
North Olmsted, OH	—	1,791,441	2,654,170	—	1,791,441	2,654,170	4,445,611	78,230	2022	40 Years
Otway, OH	—	351,675	1,147,001	—	351,675	1,147,001	1,498,676	41,793	2022	40 Years
Port Washington, OH	—	419,686	879,455	1,119	419,686	880,573	1,300,259	28,928	2022	40 Years
Republic, OH	—	141,246	1,497,976	159	141,246	1,498,136	1,639,382	53,383	2022	40 Years
Rock Creek, OH	—	126,770	1,505,669	151	126,770	1,505,820	1,632,590	54,324	2022	40 Years
Shelby, OH	—	92,254	1,101,734	—	92,254	1,101,734	1,193,988	46,462	2022	40 Years
Sinking Spring, OH	—	49,881	1,278,876	10,135	49,881	1,289,010	1,338,891	45,202	2022	40 Years
Springfield, OH	—	216,253	1,352,319	306,855	216,253	1,659,174	1,875,427	60,140	2022	40 Years
Thornville, OH	—	110,395	1,314,956	9,809	110,395	1,324,765	1,435,160	60,561	2022	40 Years
Tiffin, OH	—	119,687	1,501,037	25,600	119,687	1,526,637	1,646,324	77,234	2022	40 Years
Toledo, OH	—	119,897	1,403,558	—	119,897	1,403,558	1,523,455	43,031	2022	40 Years
Valley City, OH	—	128,015	1,486,157	159	128,015	1,486,316	1,614,331	53,905	2022	40 Years
Zanesville, OH	—	234,595	1,177,014	1,119	234,595	1,178,133	1,412,728	35,253	2022	40 Years
Lawton, OK	—	1,828,658	2,152,285	—	1,828,658	2,152,285	3,980,943	103,130	2022	40 Years
Moore, OK	—	901,884	7,979,738	—	901,884	7,979,738	8,881,622	348,955	2022	40 Years
Chickasha, OK	—	98,335	1,291,170	—	98,335	1,291,170	1,389,505	52,711	2022	40 Years
Langley, OK	—	30,156	1,646,990	—	30,156	1,646,990	1,677,146	80,539	2022	40 Years
Maud, OK	—	202,967	1,281,551	3,009	202,967	1,284,561	1,487,528	42,005	2022	40 Years
Pauls Valley, OK	—	245,017	1,360,881	47,048	245,017	1,407,928	1,652,945	47,865	2022	40 Years
Talihina, OK	—	70,366	1,610,311	—	70,366	1,610,311	1,680,677	81,261	2022	40 Years
Tulsa, OK	—	1,402,904	2,835,532	18,053	1,402,904	2,853,584	4,256,488	100,270	2022	40 Years
Wagoner, OK	—	332,347	1,912,388	—	332,347	1,912,388	2,244,735	118,656	2022	40 Years
Warner, OK	—	243,393	1,248,350	3,009	243,393	1,251,359	1,494,752	44,586	2022	40 Years
Pilot Rock, OR	—	158,987	1,405,393	287	158,987	1,405,679	1,564,666	51,241	2022	40 Years
Salem, OR	—	522,007	1,371,132	24,473	522,007	1,395,605	1,917,612	56,046	2022	40 Years
Breezewood, PA	—	193,091	1,408,906	—	193,091	1,408,906	1,601,997	67,420	2022	40 Years
Dover, PA	—	2,754,584	2,385,674	377	2,754,584	2,386,051	5,140,635	104,170	2022	40 Years
Latrobe, PA	—	255,918	2,193,454	—	255,918	2,193,454	2,449,372	105,008	2022	40 Years
McConnellsburg, PA	—	581,054	2,956,295	—	581,054	2,956,295	3,537,349	141,565	2022	40 Years
Natrona Heights, PA	—	550,226	3,327,228	9,615	550,226	3,336,843	3,887,069	150,218	2022	40 Years
Pine Grove, PA	—	1,079,176	3,194,973	—	1,079,176	3,194,973	4,274,149	153,002	2022	40 Years
Red Lion, PA	—	1,018,707	3,289,563	—	1,018,707	3,289,563	4,308,270	157,534	2022	40 Years
Allentown, PA	—	1,365,945	3,258,839	17,430	1,369,660	3,272,555	4,642,215	85,161	2022	40 Years
Bath, PA	—	1,719,426	663,133	—	1,719,426	663,133	2,382,559	32,655	2022	40 Years
Bethel Park, PA	—	681,235	8,979,837	—	681,235	8,979,837	9,661,072	388,014	2022	40 Years
Easton, PA	—	540,714	2,112,447	—	540,714	2,112,447	2,653,161	89,067	2022	40 Years
Brookville, PA	—	311,983	1,431,919	—	311,983	1,431,919	1,743,902	61,527	2022	40 Years
Burnham, PA	—	694,983	2,879,011	12,165	694,983	2,891,176	3,586,159	80,016	2022	40 Years
Chambersburg, PA	—	99,647	1,405,127	1,119	99,647	1,406,245	1,505,892	41,313	2022	40 Years
Cranberry, PA	—	348,328	12,833,619	—	348,328	12,833,619	13,181,947	579,035	2022	40 Years
Fogelsville, PA	—	1,611,621	2,617,623	—	1,611,621	2,617,623	4,229,244	111,993	2022	40 Years
Glassport, PA	—	130,234	2,810,530	—	130,234	2,810,530	2,940,764	116,006	2022	40 Years
Lancaster, PA	—	1,541,745	—	(695)	1,541,745	(695)	1,541,050	(8)	2022
Lancaster, PA	—	5,553,054	2,222,786	(1,380)	5,553,054	2,221,406	7,774,460	74,308	2022	40 Years
Meadville, PA	—	867,819	2,147,667	—	867,819	2,147,667	3,015,486	76,535	2022	40 Years
Pen Argyl, PA	—	504,828	705,552	—	504,828	705,552	1,210,380	29,884	2022	40 Years
Pittsburgh, PA	—	567,111	1,534,029	14,317	570,826	1,544,632	2,115,458	44,435	2022	40 Years
Pittsburgh, PA	—	885,493	478,181	14,317	889,207	488,783	1,377,990	16,687	2022	40 Years
Pittsburgh, PA	—	145,180	1,858,387	—	145,180	1,858,387	2,003,567	75,800	2022	40 Years
Wyomissing, PA	—	2,302,182	6,811,158	—	2,302,182	6,811,158	9,113,340	306,816	2022	40 Years
Cheraw, SC	—	82,917	1,425,081	—	82,917	1,425,081	1,507,998	68,194	2022	40 Years
Conway, SC	—	487,563	1,301,332	—	487,563	1,301,332	1,788,895	56,933	2022	40 Years
Greer, SC	—	461,522	3,143,208	67,442	461,522	3,210,651	3,672,173	144,251	2022	40 Years
Hardeeville, SC	—	338,184	993,814	—	338,184	993,814	1,331,998	43,479	2022	40 Years
York, SC	—	779,888	11,701,659	—	779,888	11,701,659	12,481,547	511,944	2022	40 Years
Blackville, SC	—	88,814	1,342,142	—	88,814	1,342,142	1,430,956	56,652	2022	40 Years
Bowman, SC	—	150,034	1,324,966	5,850	150,034	1,330,816	1,480,850	56,433	2022	40 Years
Green Sea, SC	—	30,158	1,540,522	12,663	30,158	1,553,185	1,583,343	48,663	2022	40 Years
Greenville, SC	—	1,472,814	8,002,345	(22,944)	1,472,814	7,979,401	9,452,215	378,533	2022	40 Years
Johnston, SC	—	207,425	1,305,786	—	207,425	1,305,786	1,513,211	52,366	2022	40 Years
Lake View, SC	—	19,682	1,486,376	7,010	19,682	1,493,386	1,513,068	46,742	2022	40 Years
Lancaster, SC	—	239,276	1,688,550	20,484	239,276	1,709,034	1,948,310	61,482	2022	40 Years
Spartanburg, SC	—	1,153,766	10,959,443	—	1,153,766	10,959,443	12,113,209	394,460	2022	40 Years
Spartansburg, SC	—	227,760	1,695,984	94,609	227,760	1,790,593	2,018,353	52,838	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Reliance, SD	—	240,024	1,130,606	7,996	240,024	1,138,602	1,378,626	54,450	2022	40 Years
Hendersonville, TN	—	383,715	2,561,679	—	383,715	2,561,679	2,945,394	117,200	2022	40 Years
Red Boiling Springs, TN	—	156,751	1,010,884	—	156,751	1,010,884	1,167,635	48,347	2022	40 Years
Smyrna, TN	—	1,354,350	1,329,642	27,531	1,354,350	1,357,173	2,711,523	63,698	2022	40 Years
Waverly, TN	—	150,519	2,865,694	—	150,519	2,865,694	3,016,213	125,374	2022	40 Years
Camden, TN	—	100,415	920,173	1,800	100,415	921,973	1,022,388	53,187	2022	40 Years
Morrison, TN	—	62,277	1,354,709	—	62,277	1,354,709	1,416,986	47,740	2022	40 Years
Abilene, TX	—	2,776,008	1,460,146	—	2,776,008	1,460,146	4,236,154	72,827	2022	40 Years
El Paso, TX	—	1,233,238	2,142,229	—	1,233,238	2,142,229	3,375,467	103,106	2022	40 Years
Fort Worth, TX	—	1,974,780	3,140,537	—	1,974,780	3,140,537	5,115,317	158,276	2022	40 Years
Fort Worth, TX	—	1,537,608	3,897,778	—	1,537,608	3,897,778	5,435,386	170,462	2022	40 Years
Hallettsville, TX	—	1,698,504	2,489,154	—	1,698,504	2,489,154	4,187,658	119,181	2022	40 Years
Midland, TX	—	775,334	1,537,915	—	775,334	1,537,915	2,313,249	73,601	2022	40 Years
Atascocita, TX	—	265,212	3,238,853	—	265,212	3,238,853	3,504,065	103,945	2022	40 Years
Baytown, TX	—	852,215	4,184,162	—	852,215	4,184,162	5,036,377	187,652	2022	40 Years
Beaumont, TX	—	252,810	1,793,672	15	252,810	1,793,687	2,046,497	67,180	2022	40 Years
Beaumont, TX	—	866,155	3,558,993	12,165	866,155	3,571,158	4,437,313	100,425	2022	40 Years
Brenham, TX	—	1,436,571	16,209,074	4,017	1,436,571	16,213,091	17,649,662	643,949	2022	40 Years
Brownsville, TX	—	474,602	686,668	—	474,602	686,668	1,161,270	19,415	2022	40 Years
Daisetta, TX	—	264,096	1,251,335	16,609	264,096	1,267,943	1,532,039	41,372	2022	40 Years
Dallas, TX	—	2,702,569	2,780,002	11,231	2,702,569	2,791,232	5,493,801	104,271	2022	40 Years
Dallas, TX	—	1,603,859	7,908,697	10,236	1,603,859	7,918,934	9,522,793	301,264	2022	40 Years
Ennis, TX	—	117,760	1,294,827	—	117,760	1,294,827	1,412,587	47,455	2022	40 Years
Hempstead, TX	—	517,067	1,138,654	17,045	517,067	1,155,699	1,672,766	35,305	2022	40 Years
Killeen, TX	—	1,057,720	3,009,308	428,502	1,057,720	3,437,810	4,495,530	130,423	2022	40 Years
League City, TX	—	233,323	1,056,145	15	233,323	1,056,160	1,289,483	39,523	2022	40 Years
Livingston, TX	—	291,190	1,955,276	—	291,190	1,955,276	2,246,466	138,979	2022	40 Years
Sachse, TX	—	1,486,211	3,133,939	124	1,486,211	3,134,063	4,620,274	107,998	2022	40 Years
San Antonio, TX	—	1,844,251	1,600,804	6,038	1,844,251	1,606,842	3,451,093	59,920	2022	40 Years
San Antonio, TX	—	456,278	4,092,103	—	456,278	4,092,103	4,548,381	153,454	2022	40 Years
San Antonio, TX	—	8,225,612	—	—	8,225,612	—	8,225,612	—	2022
Whitehouse, TX	—	249,151	2,378,143	2,506	249,151	2,380,649	2,629,800	94,812	2022	40 Years
West Jordan, UT	—	4,852,556	5,290,602	820	4,852,556	5,291,421	10,143,977	170,842	2022	40 Years
Abington, VA	—	120,721	1,269,056	—	120,721	1,269,056	1,389,777	60,718	2022	40 Years
Danville, VA	—	1,487,674	2,911,596	—	1,487,674	2,911,596	4,399,270	127,382	2022	40 Years
Dinwiddie, VA	—	285,046	3,478,289	11,150	285,046	3,489,439	3,774,485	152,640	2022	40 Years
Farnham, VA	—	117,517	1,356,942	—	117,517	1,356,942	1,474,459	64,930	2022	40 Years
Fredericksburg, VA	—	619,961	1,100,715	7,161	619,961	1,107,876	1,727,837	48,193	2022	40 Years
Fredericksburg, VA	—	703,119	—	7,162	710,280	—	710,280	—	2022
Pulaski, VA	—	100,420	1,518,702	—	100,420	1,518,702	1,619,122	72,665	2022	40 Years
Stuart, VA	—	797,955	2,698,524	—	797,955	2,698,524	3,496,479	129,214	2022	40 Years
Suffolk, VA	—	265,887	3,462,367	—	265,887	3,462,367	3,728,254	151,478	2022	40 Years
Warrenton, VA	—	3,395,581	2,914,723	—	3,395,581	2,914,723	6,310,304	127,519	2022	40 Years
Amissville, VA	—	3,431,638	593,963	16,654	3,431,638	610,616	4,042,254	16,550	2022	40 Years
Blackstone, VA	—	89,165	960,237	13,893	89,165	974,130	1,063,295	33,333	2022	40 Years
Clintwood, VA	—	113,165	1,129,975	—	113,165	1,129,975	1,243,140	46,601	2022	40 Years
Drakes Branch, VA	—	289,986	857,204	—	289,986	857,204	1,147,190	39,318	2022	40 Years
Elkton, VA	—	77,727	918,853	—	77,727	918,853	996,580	31,733	2022	40 Years
Front Royal, VA	—	521,787	955,502	—	521,787	955,502	1,477,289	32,921	2022	40 Years
Harrisonburg, VA	—	268,145	901,845	—	268,145	901,845	1,169,990	31,100	2022	40 Years
Portsmouth, VA	—	245,186	945,199	1,800	245,186	946,999	1,192,185	50,401	2022	40 Years
Richlands, VA	—	168,804	1,139,417	—	168,804	1,139,417	1,308,221	50,223	2022	40 Years
Roanoke, VA	—	1,674,947	3,365,215	17,430	1,678,661	3,378,931	5,057,592	87,931	2022	40 Years
Timberville, VA	—	246,509	1,088,525	—	246,509	1,088,525	1,335,034	37,635	2022	40 Years
Bradford, VT	—	428,378	3,997,371	—	428,378	3,997,371	4,425,749	135,062	2022	40 Years
Manchester, VT	—	455,477	2,064,534	—	455,477	2,064,534	2,520,011	89,263	2022	40 Years
Longview, WA	—	782,602	2,480,990	9,050	782,602	2,490,040	3,272,642	113,876	2022	40 Years
Springdale, WA	—	147,170	1,641,471	—	147,170	1,641,471	1,788,641	51,131	2022	40 Years
Yakima, WA	—	883,736	2,466,259	—	883,736	2,466,259	3,349,995	101,709	2022	40 Years
Janesville, WI	—	796,925	1,191,970	9,791	803,521	1,195,165	1,998,686	39,951	2022	40 Years
Appleton, WI	—	340,803	1,904,812	—	340,803	1,904,812	2,245,615	83,254	2022	40 Years
Cumberland, WI	—	270,296	1,144,054	—	270,296	1,144,054	1,414,350	54,802	2022	40 Years
Winter, WI	—	170,499	1,270,767	—	170,499	1,270,767	1,441,266	60,770	2022	40 Years
Kimberly, WI	—	1,312,245	2,811,473	(19,305)	1,319,003	2,785,410	4,104,413	75,068	2022	40 Years
Menomonee Falls, WI	—	976,214	4,312,547	—	976,214	4,312,547	5,288,761	179,617	2022	40 Years
Menomonee Falls, WI	—	988,153	—	—	988,153	—	988,153	—	2022
New Lisbon, WI	—	76,725	1,227,288	1,119	76,725	1,228,407	1,305,132	36,493	2022	40 Years
Plover, WI	—	67,127	1,770,000	11,889	67,127	1,781,889	1,849,016	49,416	2022	40 Years
West Bend, WI	—	286,709	1,696,761	—	286,709	1,696,761	1,983,470	90,039	2022	40 Years
Whitewater, WI	—	822,920	3,021,878	28,112	826,634	3,046,276	3,872,910	103,674	2022	40 Years
Charleston, WV	—	144,019	858,224	36,642	144,019	894,866	1,038,885	47,051	2022	40 Years
Morgantown, WV	—	563,100	1,952,862	—	563,100	1,952,862	2,515,962	89,272	2022	40 Years
Ranson, WV	—	800,605	—	—	800,605	—	800,605	—	2022

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Westover, WV	—	2,902,457	3,819,875	—	2,902,457	3,819,875	6,722,332	167,119	2022	40 Years
Williamstown, WV	—	328,040	1,293,550	—	328,040	1,293,550	1,621,590	56,537	2022	40 Years
Barboursville, WV	—	703,425	3,654,262	29,238	703,425	3,683,500	4,386,925	131,913	2022	40 Years
Morgantown, WV	—	2,162,116	—	81,892	2,188,023	55,985	2,244,008	292	2022
Morgantown, WV	—	816,836	—	—	816,836	—	816,836	—	2022
Morgantown, WV	—	862,215	1,187,338	—	862,215	1,187,338	2,049,553	51,908	2022	40 Years
Weirton, WV	—	295,802	1,389,355	19,140	295,802	1,408,496	1,704,298	39,945	2022	40 Years
Casper, WY	—	860,483	986,975	15	860,483	986,990	1,847,473	36,929	2022	40 Years
Eagle River, AK	—	1,496,010	1,038,294	—	1,496,010	1,038,294	2,534,304	14,933	2023	40 Years
Atmore, AL	—	71,526	841,253	—	71,526	841,253	912,779	19,022	2023	40 Years
Bessemer, AL	—	653,431	564,626	—	653,431	564,626	1,218,057	12,386	2023	40 Years
Cherokee, AL	—	74,238	1,375,131	—	74,238	1,375,131	1,449,369	33,954	2023	40 Years
Creola, AL	—	558,482	1,985,719	—	558,482	1,985,719	2,544,201	34,430	2023	40 Years
Florence, AL	—	156,040	1,168,090	—	156,040	1,168,090	1,324,130	29,196	2023	40 Years
Fort Mitchell, AL	—	70,408	1,506,853	—	70,408	1,506,853	1,577,261	5,713	2023	40 Years
Glencoe, AL	—	199,230	1,252,206	—	199,230	1,252,206	1,451,436	10,080	2023	40 Years
Montgomery, AL	—	720,048	575,608	—	720,048	575,608	1,295,656	18,233	2023	40 Years
Prattville, AL	—	585,717	136,254	—	585,717	136,254	721,971	1,245	2023	40 Years
Sylacauga, AL	—	2,301,743	—	—	2,301,743	—	2,301,743	—	2023
Tuscumbia, AL	—	244,809	1,944,563	—	244,809	1,944,563	2,189,372	45,961	2023	40 Years
Dover, AR	—	117,697	1,356,901	—	117,697	1,356,901	1,474,598	33,071	2023	40 Years
Rogers, AR	—	1,801,475	5,718,794	—	1,801,475	5,718,794	7,520,269	53,591	2023	40 Years
Searcy, AR	—	104,246	2,277,293	—	104,246	2,277,293	2,381,539	27,753	2023	40 Years
Kingman, AZ	—	546,717	3,279,531	—	546,717	3,279,531	3,826,248	49,054	2023	40 Years
Show Low, AZ	—	288,314	1,668,984	—	288,314	1,668,984	1,957,298	30,992	2023	40 Years
Yuma, AZ	—	379,684	893,425	—	379,684	893,425	1,273,109	2,953	2023
Fontana, CA	—	1,337,717	1,012,730	—	1,337,717	1,012,730	2,350,447	20,121	2023	40 Years
Murrieta, CA	—	1,546,553	1,350,113	—	1,546,553	1,350,113	2,896,666	30,441	2023	40 Years
Paradise, CA	—	386,926	1,049,431	—	386,926	1,049,431	1,436,357	7,942	2023	40 Years
Pleasant Hill, CA	—	8,366,775	—	—	8,366,775	—	8,366,775	—	2023	40 Years
Vacaville, CA	—	641,411	1,586,489	—	641,411	1,586,489	2,227,900	29,049	2023	40 Years
Vacaville, CA	—	1,009,383	2,952,663	—	1,009,383	2,952,663	3,962,046	35,121	2023	40 Years
Delta, CO	—	816,826	3,802,927	—	816,826	3,802,927	4,619,753	35,608	2023	40 Years
Rifle, CO	—	1,454,956	2,182,762	—	1,454,956	2,182,762	3,637,718	6,959	2023	40 Years
Meriden, CT	—	213,799	1,946,087	—	213,799	1,946,087	2,159,886	27,532	2023	40 Years
Brooksville, FL	—	371,478	2,171,428	—	371,478	2,171,428	2,542,906	50,911	2023	40 Years
Florida City, FL	—	734,330	781,628	—	734,330	781,628	1,515,958	15,761	2023	40 Years
Fort Lauderdale, FL	—	1,419,090	1,359,401	—	1,419,090	1,359,401	2,778,491	21,110	2023	40 Years
High Springs, FL	—	571,750	3,362,328	—	571,750	3,362,328	3,934,078	47,434	2023	40 Years
Jacksonville, FL	—	827,034	1,417,515	—	827,034	1,417,515	2,244,549	20,788	2023	40 Years
Jacksonville, FL	—	6,666,982	12,592,838	—	6,666,982	12,592,838	19,259,820	185,906	2023	40 Years
Jonesville, FL	—	1,993,989	2,233,481	—	1,993,989	2,233,481	4,227,470	32,361	2023	40 Years
Kissimmee, FL	—	907,575	1,637,075	—	907,575	1,637,075	2,544,650	13,020	2023	40 Years
Labelle, FL	—	149,091	959,309	—	149,091	959,309	1,108,400	20,985	2023	40 Years
Lake Park, FL	—	1,123,321	1,336,168	—	1,123,321	1,336,168	2,459,489	9,779	2023	40 Years
Land O'Lakes, FL	—	1,544,181	1,290,714	—	1,544,181	1,290,714	2,834,895	27,979	2023	40 Years
Live Oak, FL	—	1,994,802	3,028,612	—	1,994,802	3,028,612	5,023,414	28,349	2023	40 Years
Naples, FL	—	610,067	1,674,205	—	610,067	1,674,205	2,284,272	23,998	2023	40 Years
Ocala, FL	—	1,011,142	1,401,019	—	1,011,142	1,401,019	2,412,161	54,409	2023	40 Years
Palm Harbor, FL	—	2,435,739	8,235,223	—	2,435,739	8,235,223	10,670,962	10,090	2023	40 Years
Panama City, FL	—	1,328,041	14,823,857	—	1,328,041	14,823,857	16,151,898	168,071	2023	40 Years
Pensacola, FL	—	616,285	965,620	—	616,285	965,620	1,581,905	22,549	2023	40 Years
Port St. Joe, FL	—	1,678,568	2,246,346	—	1,678,568	2,246,346	3,924,914	17,943	2023	40 Years
St. Augustine, FL	—	1,015,143	567,058	—	1,015,143	567,058	1,582,201	11,919	2023	40 Years
Tarpon Springs, FL	—	1,490,471	3,155,387	—	1,490,471	3,155,387	4,645,858	71,585	2023	40 Years
Venice, FL	—	1,491,079	2,326,845	—	1,491,079	2,326,845	3,817,924	45,990	2023	40 Years
Albany, GA	—	149,753	1,245,539	—	149,753	1,245,539	1,395,292	19,294	2023	40 Years
Chatsworth, GA	—	1,153,708	4,535,359	—	1,153,708	4,535,359	5,689,067	14,172	2023	40 Years
Commerce, GA	—	727,292	2,034,999	—	727,292	2,034,999	2,762,291	66,204	2023	40 Years
Douglas, GA	—	166,295	6,583,588	—	166,295	6,583,588	6,749,883	160,442	2023	40 Years
Douglas, GA	—	177,643	2,347,052	—	177,643	2,347,052	2,524,695	8,790	2023	40 Years
Douglasville, GA	—	556,078	4,410,887	—	556,078	4,410,887	4,966,965	97,167	2023	40 Years
Fort Gaines, GA	—	29,308	1,600,808	—	29,308	1,600,808	1,630,116	5,962	2023	40 Years
Glennville, GA	—	200,641	1,381,501	—	200,641	1,381,501	1,582,142	33,580	2023	40 Years
LaGrange, GA	—	192,840	1,476,001	—	192,840	1,476,001	1,668,841	22,689	2023	40 Years
LaGrange, GA	—	211,020	1,277,849	—	211,020	1,277,849	1,488,869	20,000	2023	40 Years
Lawrenceville, GA	—	405,255	1,152,039	—	405,255	1,152,039	1,557,294	19,316	2023	40 Years
Lilburn, GA	—	1,184,610	1,181,635	—	1,184,610	1,181,635	2,366,245	6,548	2023	40 Years
Lumpkin, GA	—	39,403	1,438,663	—	39,403	1,438,663	1,478,066	5,473	2023	40 Years
Morrow, GA	—	797,482	1,231,217	—	797,482	1,231,217	2,028,699	25,128	2023	40 Years
Perry, GA	—	301,806	1,202,858	—	301,806	1,202,858	1,504,664	26,315	2023	40 Years
Pooler, GA	—	381,482	2,646,073	—	381,482	2,646,073	3,027,555	22,210	2023	40 Years
Reidsville, GA	—	120,421	1,321,925	—	120,421	1,321,925	1,442,346	20,325	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Riceboro, GA	—	86,062	1,309,280	—	86,062	1,309,280	1,395,342	20,050	2023	40 Years
Rome, GA	—	379,158	541,671	—	379,158	541,671	920,829	12,338	2023	40 Years
Sharpsburg, GA	—	538,166	1,483,569	—	538,166	1,483,569	2,021,735	29,260	2023	40 Years
Thomaston, GA	—	110,892	1,343,781	—	110,892	1,343,781	1,454,673	20,662	2023	40 Years
Thomasville, GA	—	229,300	1,210,294	—	229,300	1,210,294	1,439,594	18,727	2023	40 Years
Vidalia, GA	—	283,117	2,002,472	—	283,117	2,002,472	2,285,589	29,295	2023	40 Years
Warner Robins, GA	—	1,599,751	1,518,417	—	1,599,751	1,518,417	3,118,168	1,582	2023	40 Years
Fairfield, IA	—	433,650	1,861,993	—	433,650	1,861,993	2,295,643	42,292	2023	40 Years
Iowa City, IA	—	497,431	928,323	—	497,431	928,323	1,425,754	14,420	2023	40 Years
Lime Springs, IA	—	69,547	1,523,213	—	69,547	1,523,213	1,592,760	1,772	2023	40 Years
Washington, IA	—	320,353	1,254,387	—	320,353	1,254,387	1,574,740	41,560	2023	40 Years
Aurora, IL	—	505,175	1,045,666	—	505,175	1,045,666	1,550,841	22,727	2023	40 Years
Bridgeview, IL	—	1,665,640	—	—	1,665,640	—	1,665,640	—	2023	40 Years
Champaign, IL	—	247,591	968,124	—	247,591	968,124	1,215,715	19,071	2023	40 Years
Chicago, IL	—	501,240	1,100,889	—	501,240	1,100,889	1,602,129	25,290	2023	40 Years
Chicago, IL	—	486,636	1,052,415	—	486,636	1,052,415	1,539,051	16,314	2023	40 Years
Chicago, IL	—	771,442	1,503,279	—	771,442	1,503,279	2,274,721	4,961	2023	40 Years
Chicago, IL	—	1,673,732	—	—	1,673,732	—	1,673,732	—	2023	40 Years
Creve Coeur, IL	—	210,394	1,591,118	—	210,394	1,591,118	1,801,512	1,869	2023	40 Years
Geneva, IL	—	2,610,458	—	—	2,610,458	—	2,610,458	—	2023	40 Years
Huntley, IL	—	611,482	2,905,566	—	611,482	2,905,566	3,517,048	22,208	2023	40 Years
Lisle, IL	—	640,978	1,148,863	—	640,978	1,148,863	1,789,841	26,604	2023	40 Years
Lockport, IL	—	2,824,591	—	—	2,824,591	—	2,824,591	—	2023	40 Years
Lombard, IL	—	2,946,768	—	—	2,946,768	—	2,946,768	—	2023	40 Years
Orland Park, IL	—	3,843,576	12,469,586	—	3,843,576	12,469,586	16,313,162	107,200	2023	40 Years
Riverside, IL	—	1,133,763	794,728	—	1,133,763	794,728	1,928,491	6,528	2023	40 Years
Rochelle, IL	—	427,051	1,099,148	—	427,051	1,099,148	1,526,199	21,884	2023	40 Years
Woodridge, IL	—	2,846,291	—	—	2,846,291	—	2,846,291	—	2023	40 Years
Woodstock, IL	—	799,371	1,361,043	—	799,371	1,361,043	2,160,414	15,213	2023	40 Years
Brookston, IN	—	77,375	1,217,616	—	77,375	1,217,616	1,294,991	30,451	2023	40 Years
Fort Wayne, IN	—	769,226	1,602,780	—	769,226	1,602,780	2,372,006	12,470	2023	40 Years
Greenwood, IN	—	465,241	1,685,402	—	465,241	1,685,402	2,150,643	40,830	2023	40 Years
Greenwood, IN	—	1,419,024	678,671	—	1,419,024	678,671	2,097,695	778	2023	40 Years
Greenwood, IN	—	909,561	—	—	909,561	—	909,561	—	2023	40 Years
Knox, IN	—	261,831	1,042,120	—	261,831	1,042,120	1,303,951	22,616	2023	40 Years
Kokomo, IN	—	133,015	1,286,615	—	133,015	1,286,615	1,419,630	10,176	2023	40 Years
Muncie, IN	—	293,266	2,258,466	—	293,266	2,258,466	2,551,732	52,854	2023	40 Years
Valparaiso, IN	—	3,372,667	4,043,020	—	3,372,667	4,043,020	7,415,687	37,859	2023	40 Years
Vincennes, IN	—	612,871	6,569,716	—	612,871	6,569,716	7,182,587	109,948	2023	40 Years
Emporia, KS	—	176,561	1,382,256	—	176,561	1,382,256	1,558,817	43,632	2023	40 Years
Emporia, KS	—	122,695	926,287	—	122,695	926,287	1,048,982	24,686	2023	40 Years
Emporia, KS	—	62,320	12,050,193	—	62,320	12,050,193	12,112,513	20,153	2023	40 Years
Emporia, KS	—	114,625	(9,123,955)	—	114,625	(9,123,955)	(9,009,330)	33,498	2023	40 Years
Emporia, KS	—	108,807	2,289,291	—	108,807	2,289,291	2,398,098	39,192	2023	40 Years
Emporia, KS	—	234,462	4,204,694	—	234,462	4,204,694	4,439,156	72,359	2023	40 Years
Hutchinson, KS	—	407,556	4,716,475	—	407,556	4,716,475	5,124,031	142,086	2023	40 Years
Kansas City, KS	—	897,693	9,394,357	—	897,693	9,394,357	10,292,050	72,758	2023	40 Years
Olathe, KS	—	5,056,272	16,769,196	—	5,056,272	16,769,196	21,825,468	331,866	2023	40 Years
Olathe, KS	—	1,664,774	6,889,116	—	1,664,774	6,889,116	8,553,890	62,407	2023	40 Years
Salina, KS	—	936,164	4,758,269	—	936,164	4,758,269	5,694,433	6,213	2023	40 Years
Wichita, KS	—	421,521	6,354,013	—	421,521	6,354,013	6,775,534	125,742	2023
Frankfort, KY	—	2,524,753	2,469,364	—	2,524,753	2,469,364	4,994,117	23,106	2023	40 Years
Irvington, KY	—	152,562	1,064,042	—	152,562	1,064,042	1,216,604	1,306	2023	40 Years
Louisville, KY	—	549,357	1,033,316	—	549,357	1,033,316	1,582,673	1,236	2023
Madisonville, KY	—	85,619	1,253,974	—	85,619	1,253,974	1,339,593	1,490	2023	40 Years
Princeton, KY	—	168,644	1,202,504	—	168,644	1,202,504	1,371,148	1,457	2023	40 Years
Richmond, KY	—	226,350	1,729,049	—	226,350	1,729,049	1,955,399	47,664	2023	40 Years
Shelbyville, KY	—	1,622,962	4,714,584	—	1,622,962	4,714,584	6,337,546	14,732	2023	40 Years
Basile, LA	—	136,575	1,282,322	—	136,575	1,282,322	1,418,897	31,817	2023	40 Years
Baton Rouge, LA	—	240,880	743,644	—	240,880	743,644	984,524	12,839	2023	40 Years
Crowley, LA	—	1,058,442	3,005,302	—	1,058,442	3,005,302	4,063,744	28,131	2023
Donaldsonville, LA	—	591,985	1,223,694	—	591,985	1,223,694	1,815,679	13,992	2023	40 Years
Lake Charles, LA	—	305,882	1,344,712	—	305,882	1,344,712	1,650,594	19,796	2023	40 Years
Lake Charles, LA	—	1,738,223	6,843,220	—	1,738,223	6,843,220	8,581,443	106,502	2023	40 Years
Lake Charles, LA	—	565,276	1,445,880	—	565,276	1,445,880	2,011,156	22,222	2023	40 Years
Metairie, LA	—	4,284,004	7,310,189	—	4,284,004	7,310,189	11,594,193	61,604	2023	40 Years
Opelousas, LA	—	2,183,038	2,933,100	—	2,183,038	2,933,100	5,116,138	9,165	2023	40 Years
Ponchatoula, LA	—	719,750	959,034	—	719,750	959,034	1,678,784	7,835	2023	40 Years
Zachary, LA	—	3,998,332	2,589,899	—	3,998,332	2,589,899	6,588,231	24,236	2023	40 Years
Centerville, MA	—	1,927,046	2,830,876	—	1,927,046	2,830,876	4,757,922	39,732	2023	40 Years
Framingham, MA	—	11,790,877	13,167,251	—	11,790,877	13,167,251	24,958,128	103,413	2023	40 Years
Baltimore, MD	—	3,958,684	—	—	3,958,684	—	3,958,684	—	2023	40 Years
Lexington Park, MD	—	2,058,580	2,796,986	—	2,058,580	2,796,986	4,855,566	32,817	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Silver Springs, MD	—	7,519,250	4,312,715	—	7,519,250	4,312,715	11,831,965	5,386	2023	40 Years
Westbrook, ME	—	510,631	1,300,481	—	510,631	1,300,481	1,811,112	1,467	2023	40 Years
Battle Creek, MI	—	257,967	930,126	—	257,967	930,126	1,188,093	25,424	2023	40 Years
Battle Creek, MI	—	164,067	1,124,956	—	164,067	1,124,956	1,289,023	1,326	2023	40 Years
Commerce Township, MI	—	677,204	2,146,040	—	677,204	2,146,040	2,823,244	17,420	2023	40 Years
Escanaba, MI	—	910,022	1,977,597	—	910,022	1,977,597	2,887,619	45,057	2023	40 Years
Gaylord, MI	—	155,528	1,244,487	—	155,528	1,244,487	1,400,015	28,244	2023	40 Years
Gladwin, MI	—	80,254	1,663,490	—	80,254	1,663,490	1,743,744	13,556	2023	40 Years
Grandville, MI	—	1,789,008	6,428,846	—	1,789,008	6,428,846	8,217,854	60,248	2023	40 Years
Holland, MI	—	530,631	885,312	—	530,631	885,312	1,415,943	13,304	2023	40 Years
Midland, MI	—	138,007	1,501,849	—	138,007	1,501,849	1,639,856	25,836	2023	40 Years
Monroe, MI	—	187,241	506,925	—	187,241	506,925	694,166	7,791	2023	40 Years
Muskegon, MI	—	374,687	3,254,233	—	374,687	3,254,233	3,628,920	2,750	2023	40 Years
Royal Oak, MI	—	944,796	855,063	—	944,796	855,063	1,799,859	13,895	2023	40 Years
Royal Oak, MI	—	3,316,620	23,293,901	—	3,316,620	23,293,901	26,610,521	262,259	2023	40 Years
Whitmore Lake, MI	—	1,365,345	3,007,861	—	1,365,345	3,007,861	4,373,206	67,223	2023	40 Years
Baxter, MN	—	446,629	8,424,170	—	446,629	8,424,170	8,870,799	146,170	2023	40 Years
Coon Rapids, MN	—	2,268,163	3,381,734	—	2,268,163	3,381,734	5,649,897	32,209	2023	40 Years
Eagan, MN	—	894,229	4,057,578	—	894,229	4,057,578	4,951,807	57,131	2023	40 Years
Lakeville, MN	—	2,167,767	3,428,543	—	2,167,767	3,428,543	5,596,310	32,646	2023	40 Years
Maplewood, MN	—	1,228,008	—	—	1,228,008	—	1,228,008	—	2023	40 Years
Oakdale, MN	—	1,999,873	3,372,396	—	1,999,873	3,372,396	5,372,269	32,126	2023	40 Years
Willmar, MN	—	879,088	3,298,249	—	879,088	3,298,249	4,177,337	51,663	2023	40 Years
Willmar, MN	—	563,842	3,466,631	—	563,842	3,466,631	4,030,473	30,573	2023	40 Years
Woodbury, MN	—	2,761,790	3,570,604	—	2,761,790	3,570,604	6,332,394	33,995	2023	40 Years
Aurora, MO	—	1,522,425	5,995,297	—	1,522,425	5,995,297	7,517,722	56,183	2023	40 Years
Gladstone, MO	—	2,593,334	18,004,544	—	2,593,334	18,004,544	20,597,878	356,291	2023	40 Years
Jefferson City, MO	—	568,949	5,535,918	—	568,949	5,535,918	6,104,867	109,551	2023	40 Years
Joplin, MO	—	942,416	1,848,833	—	942,416	1,848,833	2,791,249	15,760	2023	40 Years
Mansfield, MO	—	118,819	1,223,028	—	118,819	1,223,028	1,341,847	30,230	2023	40 Years
Springfield, MO	—	2,274,742	(2,256,157)	—	2,274,742	(2,256,157)	18,585	53,818	2023	40 Years
Springfield, MO	—	38,540	3,140,073	—	38,540	3,140,073	3,178,613	3,271	2023	40 Years
St. Louis, MO	—	924,702	1,939,919	—	924,702	1,939,919	2,864,621	24,857	2023	40 Years
Unionville, MO	—	69,653	1,213,776	—	69,653	1,213,776	1,283,429	30,448	2023	40 Years
Wentzville, MO	—	670,822	4,857,142	—	670,822	4,857,142	5,527,964	34,146	2023	40 Years
Booneville, MS	—	253,319	1,286,243	—	253,319	1,286,243	1,539,562	10,775	2023	40 Years
Bruce, MS	—	245,529	1,339,545	—	245,529	1,339,545	1,585,074	11,116	2023	—
Ecru, MS	—	518,873	1,189,128	—	518,873	1,189,128	1,708,001	9,945	2023	40 Years
Jackson, MS	—	388,057	661,883	—	388,057	661,883	1,049,940	13,683	2023	40 Years
McComb, MS	—	1,685,118	3,619,152	—	1,685,118	3,619,152	5,304,270	33,886	2023	40 Years
Pontotoc, MS	—	137,504	1,212,925	—	137,504	1,212,925	1,350,429	10,150	2023	40 Years
Richland, MS	—	532,562	3,029,916	—	532,562	3,029,916	3,562,478	62,259	2023	40 Years
Sledge, MS	—	212,071	1,208,619	—	212,071	1,208,619	1,420,690	12,985	2023	40 Years
Thyatira, MS	—	141,335	1,183,130	—	141,335	1,183,130	1,324,465	12,765	2023	40 Years
Burlington, NC	—	1,426,614	2,241,537	—	1,426,614	2,241,537	3,668,151	17,053	2023	40 Years
Charlotte, NC	—	712,025	820,195	—	712,025	820,195	1,532,220	17,060	2023	40 Years
Charlotte, NC	—	3,176,091	2,229,215	—	3,176,091	2,229,215	5,405,306	30,961	2023	40 Years
Charlotte, NC	—	2,577,766	2,289,630	—	2,577,766	2,289,630	4,867,396	32,323	2023	40 Years
Charlotte, NC	—	1,597,777	1,840,583	—	1,597,777	1,840,583	3,438,360	25,703	2023	40 Years
Charlotte, NC	—	1,365,528	2,144,775	—	1,365,528	2,144,775	3,510,303	29,855	2023	—
Charlotte, NC	—	1,848,911	1,335,958	—	1,848,911	1,335,958	3,184,869	18,653	2023	—
Charlotte, NC	—	1,604,085	1,598,677	—	1,604,085	1,598,677	3,202,762	15,745	2023	40 Years
Charlotte, NC	—	1,249,515	1,891,157	—	1,249,515	1,891,157	3,140,672	18,514	2023	40 Years
Charlotte, NC	—	1,052,922	852,414	—	1,052,922	852,414	1,905,336	8,403	2023	40 Years
Charlotte, NC	—	666,753	4,597,681	—	666,753	4,597,681	5,264,434	5,143	2023	40 Years
Clemmons, NC	—	1,889,699	9,638,522	—	1,889,699	9,638,522	11,528,221	12,432	2023	40 Years
Denver, NC	—	3,259,088	3,327,835	—	3,259,088	3,327,835	6,586,923	31,154	2023	40 Years
Granite Falls, NC	—	561,420	1,388,647	—	561,420	1,388,647	1,950,067	11,112	2023
Lexington, NC	—	160,671	1,289,244	—	160,671	1,289,244	1,449,915	19,923	2023
Matthews, NC	—	962,409	1,924,570	—	962,409	1,924,570	2,886,979	26,769	2023	40 Years
Mount Airy, NC	—	119,892	1,306,260	—	119,892	1,306,260	1,426,152	20,142	2023	40 Years
Peachland, NC	—	138,576	1,319,115	—	138,576	1,319,115	1,457,691	20,283	2023	40 Years
Pine Hall, NC	—	76,013	1,216,748	—	76,013	1,216,748	1,292,761	18,738	2023	40 Years
Rocky Mount, NC	—	195,852	1,117,316	—	195,852	1,117,316	1,313,168	18,131	2023	40 Years
Statesville, NC	—	366,289	1,203,067	—	366,289	1,203,067	1,569,356	18,821	2023	40 Years
Statesville, NC	—	1,430,555	2,249,392	—	1,430,555	2,249,392	3,679,947	33,178	2023	40 Years
Winterville, NC	—	485,409	2,700,424	—	485,409	2,700,424	3,185,833	38,022	2023	40 Years
Fremont, NE	—	431,520	1,320,260	—	431,520	1,320,260	1,751,780	4,917	2023	40 Years
Tilton, NH	—	183,534	3,832,627	—	183,534	3,832,627	4,016,161	4,496	2023	40 Years
Absecon, NJ	—	1,374,061	1,631,228	—	1,374,061	1,631,228	3,005,289	27,159	2023	40 Years
Sicklerville, NJ	—	1,692,765	—	—	1,692,765	—	1,692,765	—	2023	40 Years
Toms River, NJ	—	3,850,142	3,082,035	—	3,850,142	3,082,035	6,932,177	32,122	2023	40 Years
El Prado, NM	—	2,480,000	3,100,561	—	2,480,000	3,100,561	5,580,561	23,096	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Albany, NY	—	105,489	815,749	—	105,489	815,749	921,238	12,616	2023	40 Years
Albion, NY	—	100,313	720,599	—	100,313	720,599	820,912	5,254	2023	40 Years
Depew, NY	—	721,883	831,547	—	721,883	831,547	1,553,430	16,868	2023	40 Years
Gates, NY	—	532,363	665,024	—	532,363	665,024	1,197,387	2,293	2023	40 Years
Hamburg, NY	—	1,691,131	4,396,424	—	1,691,131	4,396,424	6,087,555	41,172	2023	40 Years
Johnson City, NY	—	174,807	2,072,196	—	174,807	2,072,196	2,247,003	49,733	2023	40 Years
Johnson City, NY	—	9,439,030	—	—	9,439,030	—	9,439,030	—	2023	40 Years
N Syracuse, NY	—	380,662	2,604,672	—	380,662	2,604,672	2,985,334	56,556	2023	40 Years
Stamford, NY	—	124,923	3,368,082	—	124,923	3,368,082	3,493,005	65,261	2023
Bucyrus, OH	—	195,999	5,077,644	—	195,999	5,077,644	5,273,643	100,481	2023	40 Years
Defiance, OH	—	541,262	3,571,710	—	541,262	3,571,710	4,112,972	70,676	2023	40 Years
Franklin, OH	—	1,034,113	1,940,797	—	1,034,113	1,940,797	2,974,910	27,519	2023	40 Years
Hilliard, OH	—	769,622	1,426,246	—	769,622	1,426,246	2,195,868	20,513	2023	40 Years
Hillsboro, OH	—	996,059	2,785,718	—	996,059	2,785,718	3,781,777	8,705	2023	40 Years
Lima, OH	—	1,140,068	3,248,907	—	1,140,068	3,248,907	4,388,975	87,138	2023	40 Years
Lima, OH	—	508,542	1,534,969	—	508,542	1,534,969	2,043,511	11,999	2023	40 Years
Monroe, OH	—	245,925	1,496,706	—	245,925	1,496,706	1,742,631	11,828	2023
Sharonville, OH	—	1,453,858	4,179,350	—	1,453,858	4,179,350	5,633,208	4,910	2023	40 Years
Toledo, OH	—	606,513	2,602,791	—	606,513	2,602,791	3,209,304	22,048	2023	40 Years
Wakeman, OH	—	91,669	1,215,754	—	91,669	1,215,754	1,307,423	24,001	2023	40 Years
Allen, OK	—	62,626	1,225,838	—	62,626	1,225,838	1,288,464	1,632	2023	40 Years
Blackwell, OK	—	93,533	1,019,298	—	93,533	1,019,298	1,112,831	1,359	2023	40 Years
Broken Arrow, OK	—	2,100,860	5,418,091	—	2,100,860	5,418,091	7,518,951	50,772	2023	40 Years
Chickasha, OK	—	1,130,176	—	—	1,130,176	—	1,130,176	—	2023	40 Years
Lawton, OK	—	1,924,571	3,356,356	—	1,924,571	3,356,356	5,280,927	25,340	2023	40 Years
Oklahoma, OK	—	2,037,061	3,712,975	—	2,037,061	3,712,975	5,750,036	38,341	2023	40 Years
Owasso, OK	—	384,877	1,339,624	—	384,877	1,339,624	1,724,501	19,323	2023	40 Years
Pauls Valley, OK	—	195,652	1,561,153	—	195,652	1,561,153	1,756,805	18,632	2023	40 Years
Purcell, OK	—	382,358	1,513,311	—	382,358	1,513,311	1,895,669	17,954	2023	40 Years
Yukon, OK	—	518,955	5,023,556	—	518,955	5,023,556	5,542,511	79,151	2023	40 Years
Carlisle, PA	—	1,748,925	2,596,167	—	1,748,925	2,596,167	4,345,092	19,422	2023	40 Years
Chester Springs, PA	—	1,585,049	4,074,926	—	1,585,049	4,074,926	5,659,975	31,634	2023	40 Years
Forks, PA	—	1,045,325	1,385,755	—	1,045,325	1,385,755	2,431,080	10,474	2023	40 Years
Lebanon, PA	—	212,037	1,527,874	—	212,037	1,527,874	1,739,911	5,034	2023	40 Years
Mechanicsburg, PA	—	4,005,779	4,735,107	—	4,005,779	4,735,107	8,740,886	79,643	2023	40 Years
New Castle, PA	—	727,785	1,855,089	—	727,785	1,855,089	2,582,874	3,249	2023	40 Years
Palmyra, PA	—	422,549	1,613,655	—	422,549	1,613,655	2,036,204	5,297	2023	40 Years
Plymouth Meeting, PA	—	7,087,849	17,423,078	—	7,087,849	17,423,078	24,510,927	430,197	2023	40 Years
Bristol, RI	—	4,129,728	17,456,072	—	4,129,728	17,456,072	21,585,800	97,531	2023	40 Years
North Providence, RI	—	7,557,758	—	—	7,557,758	—	7,557,758	—	2023	40 Years
Barnwell, SC	—	760,049	6,362,704	—	760,049	6,362,704	7,122,753	104,553	2023	40 Years
Bennettsville, SC	—	280,266	1,799,382	—	280,266	1,799,382	2,079,648	26,697	2023	40 Years
Effingham, SC	—	57,620	1,360,392	—	57,620	1,360,392	1,418,012	32,879	2023	40 Years
Fort Mill, SC	—	2,971,923	1,575,674	—	2,971,923	1,575,674	4,547,597	21,939	2023	40 Years
Wagener, SC	—	40,799	1,407,005	—	40,799	1,407,005	1,447,804	5,343	2023	40 Years
Milbank, SD	—	96,069	1,603,473	—	96,069	1,603,473	1,699,542	53,733	2023	40 Years
Redfield, SD	—	239,453	1,313,238	—	239,453	1,313,238	1,552,691	21,840	2023	40 Years
Sioux Falls, SD	—	222,895	1,340,772	—	222,895	1,340,772	1,563,667	19,350	2023	40 Years
Columbia, TN	—	1,005,897	3,490,295	—	1,005,897	3,490,295	4,496,192	12,673	2023	40 Years
Crump, TN	—	49,423	1,051,000	—	49,423	1,051,000	1,100,423	1,290	2023	40 Years
Harriman, TN	—	538,425	1,183,084	—	538,425	1,183,084	1,721,509	17,579	2023	40 Years
Johnson City, TN	—	797,083	1,655,340	—	797,083	1,655,340	2,452,423	24,242	2023	40 Years
Lexington, TN	—	69,699	1,034,888	—	69,699	1,034,888	1,104,587	1,267	2023	40 Years
Mountain City, TN	—	303,224	1,303,211	—	303,224	1,303,211	1,606,435	22,172	2023	40 Years
Nashville, TN	—	2,510,007	693,564	—	2,510,007	693,564	3,203,571	16,631	2023	40 Years
Spring Hill, TN	—	511,449	2,129,701	—	511,449	2,129,701	2,641,150	2,461	2023	40 Years
Austin, TX	—	752,403	271,887	—	752,403	271,887	1,024,290	3,584	2023	40 Years
Baytown, TX	—	347,353	3,342,203	—	347,353	3,342,203	3,689,556	75,788	2023	40 Years
Brenham, TX	—	149,300	5,282,327	—	149,300	5,282,327	5,431,627	6,105	2023	40 Years
Buna, TX	—	206,332	1,267,829	—	206,332	1,267,829	1,474,161	18,797	2023	40 Years
Crosby, TX	—	2,392,756	3,893,594	—	2,392,756	3,893,594	6,286,350	36,458	2023	40 Years
Eagle Pass, TX	—	275,989	3,545,249	—	275,989	3,545,249	3,821,238	80,149	2023	40 Years
El Paso, TX	—	1,149,820	2,436,863	—	1,149,820	2,436,863	3,586,683	3,812	2023	40 Years
Houston, TX	—	2,089,325	4,926,489	—	2,089,325	4,926,489	7,015,814	107,764	2023	40 Years
Houston, TX	—	1,211,812	3,345,728	—	1,211,812	3,345,728	4,557,540	53,553	2023	40 Years
League City, TX	—	1,762,616	5,624,013	—	1,762,616	5,624,013	7,386,629	123,023	2023	40 Years
Longview, TX	—	641,613	2,710,240	—	641,613	2,710,240	3,351,853	53,640	2023	40 Years
Lubbock, TX	—	838,994	3,278,938	—	838,994	3,278,938	4,117,932	59,229	2023	40 Years
Mercedes, TX	—	721,575	1,359,169	—	721,575	1,359,169	2,080,744	10,374	2023	40 Years
Normangee, TX	—	123,404	1,242,768	—	123,404	1,242,768	1,366,172	30,873	2023	40 Years
Pearsall, TX	—	168,396	1,047,514	—	168,396	1,047,514	1,215,910	22,497	2023	40 Years
Richardson, TX	—	5,317,097	5,142,081	—	5,317,097	5,142,081	10,459,178	6,796	2023	40 Years
Richardson, TX	—	1,610,028	—	—	1,610,028	—	1,610,028	—	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2023

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E					COLUMN F	COLUMN G	COLUMN H
												Life on
												Which
												Depreciation in
												Latest
				Costs	Gross Amount at Which Carried at							Income
		Initial Cost		Capitalized		Close of Period						Statement is
			Building and	Subsequent to		Building and				Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements		Total		Depreciation	Acquisition	(in years)
Stafford, TX	—	677,550	729,300	—	677,550	729,300		1,406,850		14,802	2023	40 Years
Temple, TX	—	1,795,552	4,242,556	—	1,795,552	4,242,556		6,038,108		13,257	2023	40 Years
Warren, TX	—	152,485	1,245,867	—	152,485	1,245,867		1,398,352		31,036	2023	40 Years
Danville, VA	—	425,025	948,705	—	425,025	948,705		1,373,730		15,851	2023	40 Years
Fredericksburg, VA	—	1,764,786	—	—	1,764,786	—		1,764,786		—	2023	40 Years
Midlothian, VA	—	317,313	1,207,183	—	317,313	1,207,183		1,524,496		23,347	2023	40 Years
Portsmouth, VA	—	260,183	1,718,446	—	260,183	1,718,446		1,978,629		40,837	2023	40 Years
Stafford, VA	—	796,500	2,175,477	—	796,500	2,175,477		2,971,977		23,540	2023	40 Years
Puyallup, WA	—	674,340	796,624	—	674,340	796,624		1,470,964		17,412	2023	40 Years
Tacoma, WA	—	749,693	1,002,374	—	749,693	1,002,374		1,752,067		5,523	2023	40 Years
Vancouver, WA	—	663,929	884,896	—	663,929	884,896		1,548,825		18,132	2023	40 Years
Ashwaubenon, WI	—	3,545,375	26,018,158	—	3,545,375	26,018,158		29,563,533		514,918	2023	40 Years
Manitowoc, WI	—	547,959	7,964,601	—	547,959	7,964,601		8,512,560		186,497	2023	40 Years
Milwaukee, WI	—	3,209,988	—	—	3,209,988	—		3,209,988		—	2023	40 Years
Onalaska, WI	—	4,908,249	12,193,217	—	4,908,249	12,193,217		17,101,466		73,893	2023	40 Years
Sparta, WI	—	484,147	1,090,863	—	484,147	1,090,863		1,575,010		10,847	2023	40 Years
Charleston, WV	—	708,781	4,431,128	—	708,781	4,431,128		5,139,909		96,928	2023	40 Years
Pennsboro, WV	—	1,976,641	722,606	—	1,976,641	722,606		2,699,247		13,159	2023	40 Years
Ripley, WV	—	1,257,822	6,166,075	—	1,257,820	6,166,061		7,423,881		134,875	2023	40 Years

Subtotal	32,634,841	2,288,976,437	4,793,822,802	61,246,776	2,282,353,521	4,861,692,489	0	7,144,046,010	0	433,957,769
Property Under Development
Various	—	—	33,232,168	—	—	33,232,168		33,232,168		—
Sub Total	—	—	33,232,168	—	—	33,232,168		33,232,168		—
Total	$32,634,841	$2,288,976,437	$4,827,054,970	$61,246,776	$2,282,353,521	$4,894,924,657		$7,177,278,178		$433,957,769

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2021 to December 31, 2023.

	2023	2022	2021
Balance at January 1	$6,062,209,367	$4,605,458,035	$3,478,088,144
Construction, acquisition and other costs	1,135,848,799	1,499,979,100	1,172,183,773
Impairment charge	(9,555,945)	(1,165,524)	(2,905,125)
Disposition of real estate	(11,224,043)	(42,062,244)	(41,908,757)
Balance at December 31	$7,177,278,178	$6,062,209,367	$4,605,458,035

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2021 to December 31, 2023.

	2023	2022	2021
Balance at January 1	$321,141,833	$233,861,792	$172,698,378
Current year depreciation expense	115,969,605	88,892,382	67,019,106
Impairment charge	(2,425,088)	(150,523)	(986,221)
Disposition of real estate	(728,581)	(1,461,818)	(4,869,471)
Balance at December 31	$433,957,769	$321,141,833	$233,861,792

3. Tax Basis

The aggregate cost of our real estate assets for federal income tax purposes is approximately $8.28 billion at December 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 13, 2024
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

By:	/s/ Richard Agree	Date: February 13, 2024
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 13, 2024
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter Coughenour	Date: February 13, 2024
Peter Coughenour
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Stephen Breslin	Date: February 13, 2024
Stephen Breslin
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Karen Dearing	Date: February 13, 2024
Karen Dearing
Director

By:	/s/ Merrie S. Frankel	Date: February 13, 2024
Merrie S. Frankel
Director

By:	/s/ Mike Hollman	Date: February 13, 2024
Mike Hollman
Director

By:	/s/ Michael Judlowe	Date: February 13, 2024
Michael Judlowe
Director

By:	/s/ Linglong He	Date: February 13, 2024
Linglong He
Director

By:	/s/ Greg Lehmkuhl	Date: February 13, 2024
Greg Lehmkuhl
Director

By:	/s/ John Rakolta	Date: February 13, 2024
John Rakolta
Director

By:	/s/ Jerome Rossi	Date: February 13, 2024
Jerome Rossi
Director