Form 10-Q
period 2024-03-31
AGREE REALTY CORP
filed 2024-04-23
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024, or

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

As of April 22, 2024, the Registrant had 100,625,948 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Real Estate Investments
Land	$2,305,313	$2,282,354
Buildings	4,937,878	4,861,692
Less accumulated depreciation	(463,827)	(433,958)
	6,779,364	6,710,088
Property under development	42,109	33,232
Net Real Estate Investments	6,821,473	6,743,320

Real Estate Held for Sale, net	5,416	3,642
Cash and Cash Equivalents	6,314	10,907
Cash Held in Escrows	9,120	3,617
Accounts Receivable - Tenants, net	91,301	82,954
Lease Intangibles, net of accumulated amortization of $383,456 and $360,061 at March 31, 2024 and December 31, 2023, respectively	840,984	854,088
Other Assets, net	94,057	76,308

Total Assets	$7,868,665	$7,774,836

LIABILITIES
Mortgage Notes Payable, net	$42,666	$42,811
Unsecured Term Loan, net	346,947	346,798
Senior Unsecured Notes, net	1,794,874	1,794,312
Unsecured Revolving Credit Facility	330,000	227,000
Dividends and Distributions Payable	25,561	25,534
Accounts Payable, Accrued Expenses, and Other Liabilities	112,385	101,401
Lease Intangibles, net of accumulated amortization of $42,684 and $42,813 at March 31, 2024 and December 31, 2023, respectively	36,757	36,827

Total Liabilities	2,689,190	2,574,683

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at March 31, 2024 and December 31, 2023	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,628,975 and 100,519,355 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in-capital	5,354,362	5,354,120
Dividends in excess of net income	(378,205)	(346,473)
Accumulated other comprehensive income	27,430	16,554

Total Equity - Agree Realty Corporation	5,178,597	5,199,211
Non-controlling interest	878	942
Total Equity	5,179,475	5,200,153

Total Liabilities and Equity	$7,868,665	$7,774,836

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Rental income	$149,422	$126,609
Other	31	9
Total Revenues	149,453	126,618

Operating Expenses
Real estate taxes	10,701	9,432
Property operating expenses	7,373	6,782
Land lease expense	415	430
General and administrative	9,515	8,821
Depreciation and amortization	48,463	40,646
Provision for impairment	4,530	—
Total Operating Expenses	80,997	66,111

Gain on sale of assets, net	2,096	—
Loss on involuntary conversion, net	(55)	—
Income from Operations	70,497	60,507

Other (Expense) Income
Interest expense, net	(24,451)	(17,998)
Income and other tax expense	(1,149)	(783)
Other income	117	48
Net Income	45,014	41,774

Less net income attributable to non-controlling interest	155	160
Net income attributable to Agree Realty Corporation	44,859	41,614
Less Series A preferred stock dividends	1,859	1,859
Net Income Attributable to Common Stockholders	$43,000	$39,755

Net Income Per Share Attributable to Common Stockholders
Basic	$0.43	$0.44
Diluted	$0.43	$0.44

Other Comprehensive Income
Net income	$45,014	$41,774
Amortization of interest rate swaps	(629)	(629)
Change in fair value and settlement of interest rate swaps	11,543	—
Total comprehensive income	55,928	41,145
Less comprehensive income attributable to non-controlling interest	193	158

Comprehensive Income Attributable to Agree Realty Corporation	$55,735	$40,987

Weighted Average Number of Common Shares Outstanding - Basic	100,284,588	90,028,255

Weighted Average Number of Common Shares Outstanding - Diluted	100,336,600	90,548,172

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Repurchase of common shares	—	—	(37,957)	—	(2,183)	—	—	—	(2,183)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(79)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,425	—	—	—	2,425
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(74,732)	—	(257)	(74,989)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	10,876	38	10,914
Net income	—	1,859	—	—	—	43,000	—	155	45,014
Balance, March 31, 2024	7,000	$175,000	100,628,975	$10	$5,354,362	$(378,205)	$27,430	$878	$5,179,475

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2024		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2024				$0.741

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	2,945,000	—	195,133	—	—	—	195,133
Repurchase of common shares	—	—	(35,578)	—	(2,607)	—	—	—	(2,607)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	128,993	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(13,760)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,831	—	—	—	1,831
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(65,939)	—	(250)	(66,189)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(627)	(2)	(629)
Net income	—	1,859	—	—	—	39,755	—	160	41,774
Balance, March 31, 2023	7,000	$175,000	93,198,079	$9	$4,852,927	$(254,316)	$22,924	$1,300	$4,797,844

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2023		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2023				$0.720

See accompanying notes to Condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income	$45,014	$41,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,463	40,646
Amortization from above (below) market lease intangibles, net	8,295	8,611
Amortization from financing costs, credit facility costs and debt discount	1,269	1,113
Stock-based compensation	2,425	1,831
Straight-line accrued rent	(2,847)	(3,039)
Provision for impairment	4,530	—
Gain on sale of assets	(2,096)	—
Increase in accounts receivable	(5,676)	(2,209)
Increase in other assets	(11,661)	(10,024)
Increase in accounts payable, accrued expenses, and other liabilities	15,426	15,468
Net Cash Provided by Operating Activities	103,142	94,171

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(128,343)	(303,382)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $304 in 2024 and $539 in 2023)	(18,431)	(27,687)
Payment of leasing costs	(307)	(38)
Net proceeds from sale of assets	21,116	—
Net Cash Used in Investing Activities	(125,965)	(331,107)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	—	195,133
Repurchase of common shares	(2,183)	(2,607)
Unsecured revolving credit facility borrowings	200,000	385,000
Unsecured revolving credit facility repayments	(97,000)	(289,000)
Payments of mortgage notes payable	(235)	(221)
Payment of Series A preferred dividends	(1,859)	(1,859)
Payment of common stock dividends	(74,705)	(65,198)
Distributions to non-controlling interest	(258)	(266)
Payments for financing costs	(27)	(15)
Net Cash Provided by Financing Activities	23,733	220,967

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	910	(15,969)
Cash and cash equivalents and cash held in escrow, beginning of period	14,524	28,909
Cash and cash equivalents and cash held in escrow, end of period	$15,434	$12,940

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$12,361	$7,044
Cash paid for income tax	$2,686	$279

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$24,941	$22,451
Change in accrual of development, construction and other real estate investment costs	$12,626	$(6,459)

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of March 31, 2024 and December 31, 2023. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

As of March 31, 2024 and December 31, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 100,976,594 shares of common stock outstanding at March 31, 2024.

As of March 31, 2024, the Company owned 2,161 properties, with a total gross leasable area (“GLA”) of approximately 44.9 million square feet. As of March 31, 2024, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.2 years. A significant majority of its properties are leased to national tenants and approximately 68.8% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024.

Amounts as of December 31, 2023 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2023.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three months ended March 31, 2024 and 2023 (presented in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Lease intangibles (in-place)	$15,853	$13,624
Lease intangibles (above-market)	9,685	10,113
Lease intangibles (below-market)	(1,389)	(1,502)
Total	$24,149	$22,235

The following schedule represents estimated future amortization of lease intangibles as of March 31, 2024 (presented in thousands):

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease intangibles (in-place)	$47,426	$60,071	$56,623	$50,990	$44,568	$191,886	$451,564
Lease intangibles (above-market)	28,122	35,494	33,765	31,170	27,696	233,173	389,420
Lease intangibles (below-market)	(3,908)	(4,876)	(4,522)	(4,173)	(3,354)	(15,924)	(36,757)
Total	$71,640	$90,689	$85,866	$77,987	$68,910	$409,135	$804,227

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company had $14.3 million and $13.4 million in cash and cash equivalents and cash held in escrow as of March 31, 2024 and December 31, 2023, respectively, in excess of the FDIC insured limit.

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (presented in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6,314	$10,907
Cash held in escrow	9,120	3,617
Total of cash and cash equivalents and cash held in escrow	$15,434	$14,524

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at March 31, 2024 and December 31, 2023 was $68.6 million and $65.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of March 31, 2024, the Company had three leases across three tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in an increase to rental income of $0.1 million for the three months ended March 31, 2024, due to the receipt of amounts previously considered uncollectible.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at March 31, 2024 and December 31, 2023.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at March 31, 2024 and December 31, 2023 was $10.1 million and $14.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable – tenants, net in the condensed consolidated balance sheets.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income attributable to Agree Realty Corporation	$44,859	$41,614
Less: Series A preferred stock dividends	(1,859)	(1,859)
Net income attributable to common stockholders	43,000	39,755
Less: Income attributable to unvested restricted shares	(120)	(106)
Net income used in basic and diluted earnings per share	$42,880	$39,649

Weighted average number of common shares outstanding	100,565,173	90,273,864
Less: Unvested restricted shares	(280,585)	(245,609)
Weighted average number of common shares outstanding used in basic earnings per share	100,284,588	90,028,255

Weighted average number of common shares outstanding used in basic earnings per share	100,284,588	90,028,255
Effect of dilutive securities:
Share-based compensation	52,012	71,925
ATM Forward Equity Offerings	—	147,104
September 2022 Forward Equity Offering	—	300,888
Weighted average number of common shares outstanding used in diluted earnings per share	100,336,600	90,548,172

Operating Partnership Units ("OP Units")	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	100,684,219	90,895,791

For the three months ended March 31, 2024, there were 14,642 shares of restricted common stock (“restricted shares”) that were anti-dilutive and were not included in the computation of diluted earnings per share and no performance units that were anti-dilutive.

For the three months ended March 31, 2023, 1,050 restricted shares and 4,413 performance units were granted that were anti-dilutive and were not included in the computation of diluted earnings per share.

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

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings are reflected as a reduction of additional paid-in-capital in the Company’s condensed consolidated balance sheets.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods covered in the condensed consolidated financial statements, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes related to the Company’s REIT taxable income in the accompanying condensed consolidated financial statements.

The Company has elected taxable REIT subsidiary (“TRS”) status for certain subsidiaries pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal income taxes. All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the Company’s TRS.

Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the condensed consolidated statement of operations and comprehensive income.

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the three months ended March 31, 2024 and 2023.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)” (“ASU 2022-03”).  ASU 2022-03 clarifies that contractual sale restrictions on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, are not considered in measuring the fair value of equity securities.  In addition, the amendment requires the disclosure of: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The amendments in ASU 2022-03 are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years.  The amendment is applied prospectively. There was no impact upon adoption of the guidance on January 1, 2024 as the Company does not have sale restrictions on equity securities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280.  The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption is permitted. The Company has one reportable segment and continues to evaluate additional disclosures that may be required in its Form 10-K for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective adoption is permitted. The Company continues to evaluate the impact of the guidance and potential additional disclosures required.

In March 2024, the Securities and Exchange Commission (“SEC”) adopted climate-related reporting rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “SEC Climate Reporting Rules”). The SEC Climate Reporting Rules require:

●	Climate-related disclosures outside of the financial statements:

o	Description of governance, strategy and risk management related to climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, the Company’s business strategy, results of operations, or financial condition.
o	Disclosure of gross scope 1 and scope 2 greenhouse gas (GHG) emissions, if material, as well a description of the methodology, significant inputs and assumptions used to calculate the GHG emissions, organizational and operational boundaries and protocols or standards used. Scope 1 GHG emissions are direct GHG emissions from operations owned or controlled by the entity and scope 2 emissions are indirect GHG emissions from the generation of purchased or acquired electricity, steam, heat or cooling that is consumed by operations owned or controlled by the entity.

●	Financial statement disclosures:
o	Expenditures and capitalized costs, excluding recoveries, incurred related to severe weather events and natural events are required, if such expenditures exceed defined disclosure thresholds. In addition, a description of material estimates and assumptions used to produce the financial statement disclosures are required.
o	If the use of carbon offsets or renewable energy credits (RECs) are a material component of the registrant’s plans to achieve climate-related targets or goals, disclosure of carbon offsets and RECs beginning and ending balances, amounts expensed, capitalized costs and losses are presented in the financial statements.

The disclosures will be phased in, with the financial statement disclosures and certain climate risk disclosures required for annual periods beginning in 2025. GHG emissions disclosures and the remaining climate risk disclosures will be required for annual periods beginning in 2026.  In the initial year of compliance, GHG emissions disclosures are required for the most recently completed fiscal year, however, if these disclosures were provided in previous SEC filings for the historic years presented, that historical disclosure is also required. The Company continues to evaluate the additional disclosures required.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three months ended March 31, 2024 and 2023 (presented in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Total lease payments	$154,698	$132,152
Less: Operating cost reimbursements and percentage rents	17,837	16,391
Total non-variable lease payments	$136,861	$115,761

At March 31, 2024, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2024, the following four years, and thereafter are as follows (presented in thousands):

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Future non-variable lease payments	$428,698	$569,852	$550,528	$524,190	$486,812	$2,402,967	$4,963,047

Deferred Revenue

As of March 31, 2024 and December 31, 2023, there was $23.3 million and $21.9 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of March 31, 2024 and December 31, 2023, the Company had $60.0 million and $60.2 million, respectively, of right of use assets, net, recognized within other assets in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $22.8 million and $23.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for the three months ended March 31, 2024 and 2023. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended March 31, 2024 and 2023.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three months ended March 31, 2024 and 2023. (presented in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating leases:
Operating cash outflows	$299	$299
Weighted-average remaining lease term - operating leases (years)	33.2	33.4

Finance leases:
Operating cash outflows	$62	$63
Financing cash outflows	$22	$21
Weighted-average remaining lease term - finance leases (years)	0.5	1.5

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at March 31, 2024 and 2023.

The following is a maturity analysis of lease liabilities for operating land leases as of March 31, 2024 for the remainder of 2024 and the following four years. (presented in thousands)

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease payments	$897	$1,197	$1,195	$1,042	$1,013	$27,796	$33,140
Imputed interest	(516)	(669)	(647)	(627)	(609)	(13,254)	(16,322)
Total lease liabilities	$381	$528	$548	$415	$404	$14,542	$16,818

The following is a maturity analysis of lease liabilities for finance land leases as of March 31, 2024 for the remainder of 2024 and the following four years. (presented in thousands)

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease payments	$6,168	$—	$—	$—	$—	$—	$6,168
Imputed interest	(145)	—	—	—	—	—	(145)
Total lease liabilities	$6,023	$—	$—	$—	$—	$—	$6,023

Note 4 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2024, the Company owned 2,161 properties, with a total gross leasable area (“GLA”) of approximately 44.9 million square feet. Net Real Estate Investments totaled $6.82 billion as of March 31, 2024. As of December 31, 2023, the Company owned 2,135 properties, with a total GLA of approximately 44.2 million square feet. Net Real Estate Investments totaled $6.74 billion as of December 31, 2023.

Acquisitions

During the three months ended March 31, 2024, the Company purchased 31 retail net lease assets for approximately $128.3 million, which includes acquisition and closing costs. These properties are located in 22 states and had a weighted average lease term of approximately 8.2 years.

The aggregate acquisitions for the three months ended March 31, 2024 were allocated $31.0 million to land, $83.2 million to buildings and improvements and $14.1 million to lease intangibles, net.

During the three months ended March 31, 2023, the Company purchased 66 retail net lease assets for approximately $303.9 million, which includes acquisition and closing costs. These properties are located in 24 states and were leased for a weighted average lease term of approximately 13.1 years.

The 2024 and 2023 acquisitions were funded as cash purchases and there were no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during 2024 or 2023 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at March 31, 2024 and 2023.

Developments

During the three months ended March 31, 2024, the Company commenced four and completed two development or Developer Funding Platform (“DFP”) projects. At March 31, 2024, the Company had 18 development or DFP projects under construction.

During the three months ended March 31, 2023, the Company commenced five and completed three development or DFP projects. At March 31, 2023, the Company had 26 development or DFP projects under construction.

Dispositions

During the three months ended March 31, 2024, the Company sold six assets for net proceeds of $21.1 million and recorded a net gain of $2.1 million. The Company did not dispose of any properties during the three months ended March 31, 2023.

Assets Held for Sale

The Company classified three properties as real estate held for sale as of March 31, 2024 and one property as real estate held for sale as of December 31, 2023, the assets for which are separately presented in the consolidated balance sheets as follows (presented in thousands):

	March 31, 2024	December 31, 2023
Land	$2,137	$671
Building	3,586	2,978
	5,723	3,649
Accumulated depreciation and amortization, net	(307)	(7)
Total Real Estate Held for Sale, net	$5,416	$3,642

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized $4.5 million and no provisions for impairment for the three months ended March 31, 2024 and 2023, respectively. The estimated fair value of the impaired real estate assets at their time of impairment during 2024 was $13.7 million.

Note 5 – Debt

As of March 31, 2024, the Company had total gross indebtedness of $2.53 billion, including (i) $44.6 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $1.81 billion of senior unsecured notes; and (iv) $330.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of March 31, 2024, the Company had total gross mortgage indebtedness of $44.6 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $78.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.77% as of March 31, 2024 and 3.78% as of December 31, 2023.

Mortgage notes payable consisted of the following (presented in thousands):

	March 31, 2024	December 31, 2023
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	2,382	2,618

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	44,632	44,868
Unamortized debt issuance costs and assumed debt discount, net	(1,966)	(2,057)
Total	$42,666	$42,811

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2024, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	March 31, 2024	December 31, 2023
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$350,000
Total Principal			350,000	350,000
Unamortized debt issuance costs, net			(3,053)	(3,202)
Total			$346,947	$346,798

(1) Interest rate as of March 31, 2024 reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted average interest rate of 3.57%.

The 2029 Unsecured Term Loan includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of March 31, 2024 and December 31, 2023 (presented in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	March 31, 2024	December 31, 2023
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
Total Principal				1,810,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net				(15,126)	(15,688)
Total				$1,794,874	$1,794,312

(1) The all-in interest rate reflects the straight-line amortization of the terminated swap agreements, as applicable.

The Company has entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows on forecasted issuances of debt. Refer to Note 8 – Derivative Instruments and Hedging Activity. In connection with pricing certain Senior Unsecured Notes and Senior Unsecured Public Notes, the Company terminated forward-starting interest rate swap agreements to fix the interest rate on all or a portion of the respective notes.

Senior Unsecured Notes – Private Placements

The Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Senior Unsecured Notes – Public Offerings

The Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. These guarantees are senior unsecured obligations of the guarantors, rank equally in right of payment with all other existing and future senior unsecured indebtedness and are effectively subordinated to all secured indebtedness of the Operating Partnership and each guarantor (to the extent of the value of the collateral securing such indebtedness).

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

Senior Unsecured Revolving Credit Facility

In November 2022, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement which converted the interest rate on its existing $1.00 billion revolving credit facility (the “Revolving Credit Facility”) from a spread over LIBOR to a spread over SOFR plus a SOFR adjustment of 10 basis points.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. In addition, in connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility may be reduced if specific ESG rating improvements are achieved. As of March 31, 2024 the Revolving Credit Facility bore interest of 6.19%, which is comprised of SOFR of 5.32% plus the pricing grid spread of 76.5 basis points and 10 basis point SOFR adjustment.

The Revolving Credit Facility had a $330.0 million outstanding balance as of March 31, 2024 and $227.0 million outstanding balance as of December 31, 2023. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of March 31, 2024 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2024	$727	$—	$727
2025	1,026	50,000	51,026
2026 (1)	629	330,000	330,629
2027	—	50,000	50,000
2028	—	410,000	410,000
Thereafter	—	1,692,250	1,692,250
Total scheduled principal payments	$2,382	$2,532,250	$2,534,632
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027 and had a $330.0 million outstanding balance as of March 31, 2024.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of March 31, 2024.

Note 6 – Common and Preferred Stock

Shelf Registration

On May 5, 2023, the Company filed an automatic shelf registration statement on Form S-3ASR with the SEC registering an unspecified amount of common stock, preferred stock, depositary shares, warrants of the Company and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Common Stock Offerings

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the year ended December 31, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the equity distribution agreement.

Preferred Stock Offering

As of March 31, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.

		Program Size		Net Proceeds
Program Year		($ million)	Shares Issued	($ million)
2020	*	$400.0	3,334,056	$209.5
2021	*	$500.0	5,453,975	$379.1
2022	*	$750.0	10,217,973	$670.2
2024		$1,000.0	-	-

* ATM Programs have been terminated and no future issuance will occur under them.

2024 ATM Program

In February 2024, the Company entered into a $1.00 billion ATM program (the “2024 ATM Program”).  As of March 31, 2024, the Company had not entered into any forward sale agreements under the 2024 ATM Program.

The previous $750.0 million ATM program (the “2022 ATM Program”) was terminated simultaneously with the establishment of the 2024 ATM Program. As a result, no future issuances will occur under the 2022 ATM Program.

2022 ATM Program

In September 2022, the Company entered into the 2022 ATM Program.

Since inception of the 2022 ATM Program and through adoption of the 2024 ATM Program on February 16, 2024, the Company entered into forward sale agreements to sell an aggregate of 10,217,973 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $670.2 million. Through December 31, 2023, the Company settled 6,363,359 shares of these forward sale agreements for net proceeds of approximately $433.4 million, after deducting fees and expenses. During the three months ended March 31, 2024, the Company did not settle any of the remaining outstanding shares. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025.

As of March 31, 2023, under the 2022 ATM Program, the Company had entered into forward sale agreements to sell an aggregate of 4,350,232 shares of common stock, for anticipated proceeds of $300.6 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the three months ended March 31, 2023, no forward sale agreements were entered and no shares were settled under the 2022 ATM Program.

Note 7 – Dividends and Distribution Payable

During the three months ended March 31, 2024 and 2023, the Company declared monthly dividends of $0.247 and $0.240, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the three months ended March 31, 2024 and 2023, while the March dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at March 31, 2024 and 2023. The March 2024 and 2023 dividends per common share and distributions per Operating Partnership Common Units were paid on April 12, 2024 and April 14, 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share.  The dividends payable for January and February were paid during the three months ended March 31, 2024 and 2023, while the March dividends and distributions were recorded as a liability on the condensed consolidated balance sheet at March 31, 2024 and 2023. The March 2024 and 2023 dividends per Depository Share were paid on April 1, 2024 and April 3, 2023, respectively.

Note 8 – Derivative Instruments and Hedging Activity

Background

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. For additional information regarding the leveling of the Company’s derivatives, refer to Note 9 – Fair Value Measurements.

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

2023 Hedge Activity

In June 2023, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of March 31, 2024, these interest rate swaps were valued as net assets of approximately $5.7 million.

In December 2023, the Company entered into $150.0 million of forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.60% beginning December 31, 2024 through the maturity date of December 31, 2034. The swaps are designated to hedge previously unhedged variable rate interest payments indexed to SOFR. As of March 31, 2024, these interest rate swaps were valued as net assets of approximately $1.4 million.

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

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $7.2 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional Amount[1]
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2024	2023	2024	2023
Interest rate swaps	6	6	$500,000	$500,000

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

	Asset Derivatives
	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Other Assets, net	$7,095	$—

	Liability Derivatives
	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$53	$4,501

The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the three months ended March 31, 2024 and 2023 (presented in thousands).

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended March 31,	2024	2023		2024	2023
Interest rate swaps	$13,092	$—	Interest expense	$(2,178)	$(629)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the fair value of derivatives related to these agreements, which includes interest but excludes any adjustment for nonperformance risk, was a net asset position of $7.6 million and a net liability position of $4.1 million, respectively. There was no offsetting of derivative assets or liabilities as of March 31, 2024 and December 31, 2023.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (presented in thousands):

	Total Fair Value	Level 2
March 31, 2024
Derivative assets - interest rate swaps	$7,095	$7,095
Derivative liabilities - interest rate swaps	$53	$53

December 31, 2023
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$4,501	$4,501

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

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $1.79 billion as of March 31, 2024 and December 31, 2023 and had fair values of $1.60 billion. The Mortgage Notes Payable had carrying values of $42.7 million and $42.8 million as of March 31, 2024 and December 31, 2023, respectively, and had fair values of $40.9 million and $41.2 million, respectively. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 10 – Equity Incentive Plan

In May 2020, the Company’s stockholders approved the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 700,000 shares of the Company’s common stock. As of March 31, 2024, 33,907 shares of common stock were available for issuance under the 2020 Plan.

Restricted Stock - Employees

Restricted shares have been granted to certain employees which vest based on continued service to the Company.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. Restricted share awards granted prior to 2023 vest over a five-year period while awards granted in 2023 and 2024 vest over a three-year period.

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense related to restricted share grants of $1.3 million and $1.0 million during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was $14.1 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.5 years. The intrinsic value of restricted shares redeemed during the three months ended March 31, 2024 and 2023, was $2.2 million and $2.6 million, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2023	194	$68.85

Restricted stock granted	101	$57.51
Restricted stock vested	(64)	$69.37
Unvested restricted stock at March 31, 2024	231	$63.74

Performance Units

Performance units are subject to a three-year performance period, following the conclusion of which shares awarded are to be determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. Fifty percent of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT Index for the three-year performance period; and fifty percent of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. For performance units granted prior to 2023, vesting of the performance units following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units vest within five years of the original award date. Performance units granted in 2023 and 2024 vest following the conclusion of the performance period such that all units will vest three years from the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. For the performance units granted prior to 2023, compensation expense is amortized on an attribution method over a five-year period. For performance units granted in 2023 and 2024, compensation expense is amortized on a straight-line basis over a three-year period. Compensation expense related to performance units is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

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

The following assumptions were used when determining the grant date fair value:

	2024	2023	2022
Expected term (years)	2.9	2.9	2.9
Volatility	20.0%	23.6%	33.5%
Risk-free rate	4.5%	4.4%	1.8%

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $7.9 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.5 years.

The Company recognized expense related to performance units for which the three-year performance period was completed, however the shares have not yet vested, of $0.2 million for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $0.5 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.4 years.

Performance units activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units at December 31, 2023 - three-year performance period to be completed	111	$72.14

Performance units granted	77	$59.16
Performance shares - three-year performance period completed	(31)	$63.42
Performance units at March 31, 2024 - three-year performance period to be completed	157	$67.50

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2023	31	$83.40

Shares earned at completion of three-year performance period (1)	23	$63.42
Shares vested	(28)	$75.18
Performance units and shares - three-year performance period completed but not yet vested at March 31, 2024	26	$74.58

(1)Performance units granted in 2021 for which the three-year performance period was completed in 2024 were earned at the 76% performance level.

Restricted Stock - Directors

During the three months ended March 31, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share. During the year ended December 31, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.3 million for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, there was $1.0 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2024.

The Company used 0% for the forfeiture rate for determining the fair value of this restricted stock.

Note 11 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2024 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of macroeconomic conditions, including inflation and the potential impacts of pandemics, epidemics or other public health emergencies or fear of such events on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which macroeconomic trends may impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of macroeconomic conditions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; global and national economic conditions and changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of March 31, 2024. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of March 31, 2024, the Company’s portfolio consisted of 2,161 properties located in 49 states and totaling approximately 44.9 million square feet of GLA. The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 8.2 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $6.01 billion in net investment amount representing 1,908 properties with 40.1 million square feet of GLA as of March 31, 2023 to approximately $6.82 billion in net investment amount representing 2,161 properties with 44.9 million square feet of GLA at March 31, 2024. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2024 on acquisitions that were made during 2023. Similarly, the full rental income impact of acquisitions made during 2024 to-date will not be seen until the remainder of 2024.

Acquisitions

During the three months ended March 31, 2024, the Company acquired 31 retail net lease assets for approximately $128.3 million, which includes acquisition and closing costs. These properties are located in 22 states and are leased to tenants operating in 15 diverse retail sectors for a weighted average lease term of approximately 8.2 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended March 31, 2024 was 7.7%.1

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

Dispositions

During the three months ended March 31, 2024, the Company disposed of six assets for net proceeds of $21.1 million and recognized a net gain of $2.1 million.

Development and Developer Funding Platform

During the three months ended March 31, 2024, the Company commenced four and completed two development or Developer Funding Platform (“DFP”) projects. At March 31, 2024, the Company had 18 development or DFP projects under construction.

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

	Three Months Ended		Variance
	March 31, 2024	March 31, 2023	(in dollars)	(percentage)
Rental Income	$149,422	$126,609	$22,813	18%
Real Estate Tax Expense	$10,701	$9,432	$1,269	13%
Property Operating Expense	$7,373	$6,782	$591	9%
Depreciation and Amortization Expense	$48,463	$40,646	$7,817	19%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.7 million, or 8%, to $9.5 million for the three months ended March 31, 2024, compared to $8.8 million for the three months ended March 31, 2023. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted in 2023 and 2024. General and administrative expenses as a percentage of total revenue decreased to 6.4% in the first quarter of 2024 down from 7.0% in the first quarter of 2023.

Interest expense increased $6.5 million, or 36%, to $24.5 million for the three months ended March 31, 2024, compared to $18.0 million for the three months ended March 31, 2023. The increase in interest expense was primarily a result of higher levels of borrowings in the first quarter of 2024 compared to the first quarter of 2023 in order to finance the acquisition and development of additional properties. Borrowings increased primarily from the $350.0 million 2029 Unsecured Term Loan that closed in July 2023. The Unsecured Term Loan borrowing and related amortization of deferred financing costs resulted in an increase of $4.1 million in interest expense during the three months ended March 31, 2024 as compared to the same period in 2023. In addition, interest rates and the average outstanding balance on the Revolving Credit Facility increased resulting in a $2.0 million increase in interest expense during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Furthermore, capitalized interest decreased approximately $0.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the timing of capital spend on development and DFP projects.

The Company recognized a $4.5 million provision for impairment during the three months ended March 31, 2024.  No such impairment was recognized during the three months ended March 31, 2023.  Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A gain on sale of assets, net of $2.1 million was recognized on the sale of six assets during the three months ended March 31, 2024. No dispositions were completed during the three months ended March 31, 2023, as a result no gain on sale of assets was recognized during the period. Gains and loss on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices.  As a result, such gains and losses on sales are not necessarily comparable period-to-period.

Net income increased $3.2 million, or 8%, to $45.0 million for the three months ended March 31, 2024, compared to $41.8 million for the three months ended March 31, 2023.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $3.2 million, or 8%, to $43.0 million for the three months ended March 31, 2024, compared to $39.8 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of March 31, 2024, cash provided from operations, and borrowings under its revolving credit facility. As of March 31, 2024, available cash and cash equivalents, including cash held in escrow, was $15.4 million.

As of March 31, 2024, the Company had $330.0 million outstanding on its revolving credit facility and $670.0 million available for future borrowings, subject to its compliance with covenants. The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its revolving credit facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC”).

Capitalization

As of March 31, 2024, the Company’s total enterprise value was approximately $8.46 billion. Total enterprise value consisted of $5.77 billion of common equity (based on the March 31, 2024 closing price of the Company’s common stock on the NYSE of $57.12 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.53 billion of total debt principal including (i) $330.0 million of borrowings under its revolving credit facility; (ii) $1.81 billion of senior unsecured notes; (iii) $350.0 million under its unsecured term loan; (iv) $44.6 million of mortgage notes payable; less $15.4 million cash, cash equivalents and cash held in escrow. The Company’s total debt principal to total enterprise value was 30.0% as of March 31, 2024.

At March 31, 2024, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 100,976,594 shares of common stock outstanding as of March 31, 2024.

Equity

Shelf Registration

The Company has filed with the SEC an automatic shelf registration statement on Form S-3ASR, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants of the Company and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Preferred Stock Offering

As of March 31, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.

2024 ATM Program

On February 16, 2024, the Company entered into a $1.00 billion ATM program (the “2024 ATM Program”).  As of March 31, 2024, the Company had not entered into any forward sale agreements under the 2024 ATM Program.

The previous $750.0 million ATM program (the “2022 ATM Program”) was terminated simultaneously with the establishment of the 2024 ATM Program. As a result, no future issuances will occur under the 2022 ATM Program.

2022 ATM Program

In September 2022, the Company entered into a $750.0 million ATM program.

Since the inception of the 2022 ATM Program and through the adoption of the 2024 ATM Program on February 16, 2024, the Company entered into forward sale agreements to sell an aggregate of 10,217,973 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $670.2 million. Through December 31, 2023, the Company settled 6,363,359 shares of these forward sale agreements for net proceeds of approximately $433.4 million, after deducting fees and expenses. During the three months ended March 31, 2024, the Company did not settle any of the remaining outstanding shares. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025.

Debt

The below table summarizes the Company’s outstanding debt as of March 31, 2024 and December 31, 2023 (presented in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	March 31, 2024	December 31, 2023
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	6.19%		January 2026	$330,000	$227,000
Total Credit Facility				$330,000	$227,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
Total Senior Unsecured Notes				$1,810,000	$1,810,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	2,382	2,618
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$44,632	$44,868

Total Principal Amount Outstanding				$2,534,632	$2,431,868

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of March 31, 2024 of 5.32%.

(2) The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed weighted average interest rate of 3.57%.

(3) All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements, as applicable.

(4) The principal amounts outstanding are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility

The Company’s First Amendment to the Third Amended and Restated Revolving Credit Agreement provides for a $1.00 billion Revolving Credit Facility and converted the interest rate on the existing $1.00 billion Revolving Credit Facility from a spread over LIBOR to a spread over SOFR plus a SOFR adjustment of 10 basis points. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. In addition, in connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility may be reduced if specific ESG rating improvements are achieved. As of March 31, 2024 the Revolving Credit Facility bore interest of 6.19%, which is comprised of SOFR of 5.32% plus the pricing grid spread of 76.5 basis points and 10 basis point SOFR adjustment.

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

Unsecured Term Loan

The 2029 Unsecured Term Loan includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes – Private Placement

The Senior Unsecured Notes (collectively the “Private Placements”) were issued in private placements to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Senior Unsecured Notes – Public Offerings

The Senior Unsecured Public Notes (collectively the “Public Notes”) are fully and unconditionally guaranteed by Agree Realty Corporation and certain wholly owned subsidiaries of the Operating Partnership. These guarantees are senior unsecured obligations of the guarantors, rank equally in right of payment with all other existing and future senior unsecured indebtedness and are effectively subordinated to all secured indebtedness of the Operating Partnership and each guarantor (to the extent of the value of the collateral securing such indebtedness).

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

Mortgage Notes Payable

As of March 31, 2024, the Company had total gross mortgage indebtedness of $44.6 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $78.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.77% as of March 31, 2024.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of March 31, 2024.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the three months ended March 31, 2024 increased by $9.0 million over the same period in 2023, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $205.1 million lower during the three months ended March 31, 2024, compared to the same period in 2023 primarily due to:

●	Cash used for property acquisitions decreased $175.0 million due to the overall decrease in the level of acquisition activity;
●	Proceeds from asset sales increased by $21.1 million. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	A $9.3 million decrease in cash used for development investment due to changes in timing of development spend and number of projects in progress during the period. The number of projects in progress decreased to 18 projects in progress at March 31, 2024 as compared to 26 projects in progress at March 31, 2023.

Financing - Net cash provided by financing activities decreased by $197.2 million during the three months ended March 31, 2024, compared to the same period in 2023 primarily due to:

●	Net proceeds from the issuance of common stock decreased by $195.1 million;
●	Total dividends and distributions paid to its common and preferred stockholders and non-controlling interest increased by $9.5 million due to the increase in the annualized common dividend rate and an increased number of common shares outstanding. The Company’s annualized common stock dividend declared during the first quarter of 2024 of $2.964 per common share, represents a 2.9% increase over the annualized dividend amount of $2.880 per common share declared in the same period in 2023; and
●	Net borrowings on the Revolving Credit Facility increased $7.0 million. Net borrowings on the Revolving Credit Facility were $103.0 million during the three months ended March 31, 2024 while $96.0 million of net borrowings were completed over the same period in 2023.

Material Cash Requirements

In conducting its business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of March 31, 2024, including expected settlement periods, is contained below (presented in thousands):

	2024
	(remaining)	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$727	$1,026	$629	$—	$—	$42,250	$44,632
Revolving Credit Facility (1)	—	—	330,000	—	—	—	330,000
Unsecured Term Loan	—	—	—	—	—	350,000	350,000
Senior Unsecured Notes	—	50,000	—	50,000	410,000	1,300,000	1,810,000
Land Lease Obligations	7,065	1,197	1,195	1,042	1,013	27,796	39,308
Estimated Interest Payments on Outstanding Debt (2)	84,180	104,161	83,661	81,567	75,566	136,284	565,419
Total	$91,972	$156,384	$415,485	$132,609	$486,579	$1,856,330	$3,139,359

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the three months ended March 31, 2024 the Company had 20 development or DFP projects completed or under construction, for which 18 remain under construction as of March 31, 2024. Anticipated total costs for the 18 projects are approximately $73.9 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended March 31, 2024, the Company declared monthly dividends of $0.247 per common share for January, February and March 2024. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the three months ended March 31, 2024 and 2023, while March dividends and distributions were recorded as a liability on the condensed consolidated balance sheet at March 31, 2024 and were paid on April 12, 2024.

During the quarter ended March 31, 2024, the Company declared monthly dividends on the Series A Preferred Shares for January, February and March 2024.  The dividends payable for January and February were paid during the quarter. The March dividend was recorded as a liability on the condensed consolidated balance sheet at March 31, 2024 and was paid on April 1, 2024.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the condensed consolidated financial statements for a summary and anticipated impact of each applicable accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim condensed consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three months ended March 31, 2024 and 2023 (presented in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Reconciliation from Net Income to Funds from Operations
Net income	$45,014	$41,774
Less Series A preferred stock dividends	1,859	1,859
Net income attributable to Operating Partnership common unitholders	43,155	39,915
Depreciation of rental real estate assets	31,966	26,584
Amortization of lease intangibles - in-place leases and leasing costs	15,996	13,770
Provision for impairment	4,530	—
Gain on sale or involuntary conversion of assets, net	(2,041)	—
Funds from Operations - Operating Partnership common unitholders	$93,606	$80,269

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,379	8,695
Core Funds from Operations - Operating Partnership common unitholders	$101,985	$88,964

Straight-line accrued rent	(2,847)	(3,039)
Stock-based compensation expense	2,425	1,831
Amortization of financing costs and original issue discounts	1,186	1,029
Non-real estate depreciation	501	292
Adjusted Funds from Operations - Operating Partnership common unitholders	$103,250	$89,077

Funds from Operations per common share and partnership unit - diluted	$0.93	$0.88
Core Funds from Operations per common share and partnership unit - diluted	$1.01	$0.98
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.03	$0.98

Weighted average shares and Operating Partnership common units outstanding
Basic	100,632,207	90,375,874
Diluted	100,684,219	90,895,791

Additional supplemental disclosure
Scheduled principal repayments	$235	$221
Capitalized interest	$304	$539
Capitalized building improvements	$493	$702

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and future financing requirements.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (presented in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.  Average interest rates shown reflect the impact of the swap agreements employed to fix interest rates.

	2024
	(remaining)	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$727	$1,026	$629	$—	$—	$42,250	$44,632
Average Interest Rate	6.27%	6.27%	6.27%			3.63%

Revolving Credit Facility (1)	$—	$—	$330,000	$—	$—	$—	$330,000
Average Interest Rate			6.18%

Unsecured Term Loan	$—	$—	$—	$—	$—	$350,000	$350,000
Average Interest Rate (2)						4.52%

Senior Unsecured Notes	$—	$50,000	$—	$50,000	$410,000	$1,300,000	$1,810,000
Average Interest Rate		4.16%		4.26%	2.45%	3.51%

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of March 31, 2024; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring its variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform. The Company could incur significant costs associated with the settlement of the agreements, the agreements may be unenforceable or the underlying transactions fail to qualify as highly effective cash flow hedges under GAAP guidance.

In June 2023, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable SOFR rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of March 31, 2024, these interest rate swaps were valued as an asset of approximately $5.7 million.

In December 2023, the Company entered into $150.0 million forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.60% beginning December 31, 2024 through the maturity date of December 31, 2034. The swaps are designated to hedge previously unhedged variable rate interest payments indexed to SOFR. As of March 31, 2024, these interest rate swaps were valued as an asset of approximately $1.4 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of March 31, 2024.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.9 million and $1.60 billion, respectively, as of March 31, 2024. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

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

ITEM 1A.     Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024 the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended March 31, 2024 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
January 1, 2024 - January 31, 2024	—	$-	—	—
February 1, 2024 - February 29, 2024	37,828	57.51	—	—
March 1, 2024 - March 31, 2024	129	57.33	—	—
Total	37,957	$57.51	—	—

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6.        Exhibits

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.2.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 9, 2013).

3.2.2

First Amendment to Amended and Restated Bylaws of Agree Realty Corporation, effective February 26, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

10.1*+	Summary of Directors Compensation.

22	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and comprehensive income, (iii) the condensed consolidated statement of stockholders’ equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

+ Management contract or compensatory plan or arrangement.

†     The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Agree Realty Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Date: April 23, 2024