Form 10-Q
period 2024-06-30
AGREE REALTY CORP
filed 2024-07-23
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024, or

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

As of July 22, 2024, the Registrant had 100,624,549 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Real Estate Investments
Land	$2,340,966	$2,282,354
Buildings	5,061,561	4,861,692
Less accumulated depreciation	(494,737)	(433,958)
	6,907,790	6,710,088
Property under development	44,839	33,232
Net Real Estate Investments	6,952,629	6,743,320

Real Estate Held for Sale, net	—	3,642
Cash and Cash Equivalents	9,639	10,907
Cash Held in Escrow	14,615	3,617
Accounts Receivable - Tenants, net	94,853	82,954
Lease Intangibles, net of accumulated amortization of $408,969 and $360,061 at June 30, 2024 and December 31, 2023, respectively	837,991	854,088
Other Assets, net	91,111	76,308

Total Assets	$8,000,838	$7,774,836

LIABILITIES
Mortgage Notes Payable, net	$42,518	$42,811
Unsecured Term Loan, net	347,115	346,798
Senior Unsecured Notes, net	2,236,223	1,794,312
Unsecured Revolving Credit Facility	43,000	227,000
Dividends and Distributions Payable	25,863	25,534
Accounts Payable, Accrued Expenses, and Other Liabilities	106,058	101,401
Lease Intangibles, net of accumulated amortization of $43,860 and $42,813 at June 30, 2024 and December 31, 2023, respectively	36,983	36,827

Total Liabilities	2,837,760	2,574,683

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at June 30, 2024 and December 31, 2023	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 100,624,624 and 100,519,355 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in-capital	5,357,143	5,354,120
Dividends in excess of net income	(400,809)	(346,473)
Accumulated other comprehensive income	30,915	16,554

Total Equity - Agree Realty Corporation	5,162,259	5,199,211
Non-controlling interest	819	942
Total Equity	5,163,078	5,200,153

Total Liabilities and Equity	$8,000,838	$7,774,836

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Rental income	$152,424	$129,876	$301,847	$256,485
Other	151	24	182	33
Total Revenues	152,575	129,900	302,029	256,518

Operating Expenses
Real estate taxes	10,721	9,874	21,422	19,305
Property operating expenses	6,487	5,821	13,860	12,602
Land lease expense	415	410	830	840
General and administrative	9,707	8,420	19,222	17,244
Depreciation and amortization	50,454	42,750	98,917	83,396
Provision for impairment	—	1,315	4,530	1,315
Total Operating Expenses	77,784	68,590	158,781	134,702

Gain on sale of assets, net	7,156	319	9,252	319
Gain (loss) on involuntary conversion, net	20	—	(35)	—
Income from Operations	81,967	61,629	152,465	122,135

Other (Expense) Income
Interest expense, net	(26,416)	(19,948)	(50,867)	(37,945)
Income and other tax expense	(1,004)	(709)	(2,154)	(1,492)
Other income	366	43	483	91
Net Income	54,913	41,015	99,927	82,789

Less net income attributable to non-controlling interest	189	147	344	307
Net income attributable to Agree Realty Corporation	54,724	40,868	99,583	82,482
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net Income Attributable to Common Stockholders	$52,865	$39,009	$95,865	$78,764

Net Income Per Share Attributable to Common Stockholders
Basic	$0.53	$0.42	$0.95	$0.86
Diluted	$0.52	$0.42	$0.95	$0.86

Other Comprehensive Income
Net income	$54,913	$41,015	$99,927	$82,789
Amortization of interest rate swaps	(675)	(630)	(1,305)	(1,259)
Change in fair value and settlement of interest rate swaps	4,172	3,341	15,716	3,341
Total comprehensive income	58,410	43,726	114,338	84,871
Less comprehensive income attributable to non-controlling interest	201	157	394	315

Comprehensive Income Attributable to Agree Realty Corporation	$58,209	$43,569	$113,944	$84,556

Weighted Average Number of Common Shares Outstanding - Basic	100,349,943	93,053,870	100,319,591	91,549,390

Weighted Average Number of Common Shares Outstanding - Diluted	100,454,703	93,134,385	100,415,466	91,862,290

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Repurchase of common shares	—	—	(37,957)	—	(2,183)	—	—	—	(2,183)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(79)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,425	—	—	—	2,425
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(74,732)	—	(257)	(74,989)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	10,876	38	10,914
Net income	—	1,859	—	—	—	43,000	—	155	45,014
Balance, March 31, 2024	7,000	$175,000	100,628,975	$10	$5,354,362	$(378,205)	$27,430	$878	$5,179,475
Repurchase of common shares	—	—	(126)	—	(7)	—	—	—	(7)
Forfeiture of restricted stock	—	—	(4,225)	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	—	—	2,805	—	—	—	2,805
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(75,469)	—	(260)	(75,729)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	3,485	12	3,497
Net income	—	1,859	—	—	—	52,865	—	189	54,913
Balance, June 30, 2024	7,000	$175,000	100,624,624	$10	$5,357,143	$(400,809)	$30,915	$819	$5,163,078

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2024		$0.266
For the three months ended June 30, 2024		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2024				$0.741
For the three months ended June 30, 2024				$0.750

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

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net income	$99,927	$82,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,917	83,396
Amortization from above (below) market lease intangibles, net	16,592	17,322
Amortization from financing costs, credit facility costs and debt discount	2,655	2,225
Stock-based compensation	5,213	4,008
Straight-line accrued rent	(6,343)	(6,147)
Provision for impairment	4,530	1,315
Gain on sale of assets	(9,252)	(319)
Change in accounts receivable	(6,352)	945
Change in other assets	(5,553)	(10,366)
Change in accounts payable, accrued expenses, and other liabilities	(215)	8,560
Net Cash Provided by Operating Activities	200,119	183,728

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(316,910)	(610,593)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $701 in 2024 and $1,203 in 2023)	(29,315)	(55,813)
Payment of leasing costs	(696)	(36)
Net proceeds from sale of assets	56,679	3,069
Net Cash Used in Investing Activities	(290,242)	(663,373)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	—	400,237
Repurchase of common shares	(2,190)	(2,615)
Unsecured revolving credit facility borrowings	325,000	636,000
Unsecured revolving credit facility repayments	(509,000)	(433,000)
Payments of mortgage notes payable	(474)	(445)
Proceeds from senior unsecured notes	444,722	—
Payment of Series A preferred dividends	(3,718)	(3,718)
Payment of common stock dividends	(149,873)	(133,112)
Distributions to non-controlling interest	(517)	(266)
Payments for financing costs	(4,097)	(98)
Net Cash Provided by Financing Activities	99,853	462,983

Net Increase (Decrease) in Cash and Cash Equivalents and Cash Held in Escrow	9,730	(16,662)
Cash and cash equivalents and cash held in escrow, beginning of period	14,524	28,909
Cash and cash equivalents and cash held in escrow, end of period	$24,254	$12,247

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$56,650	$47,048
Cash paid for income tax	$4,091	$3,019

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$25,243	$23,478
Change in accrual of development, construction and other real estate investment costs	$9,388	$(4,589)
Additional lease right of use assets added under new ground leases	$365	$—

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of June 30, 2024 and December 31, 2023. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

As of June 30, 2024 and December 31, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 100,972,243 shares of common stock outstanding at June 30, 2024.

As of June 30, 2024, the Company owned 2,202 properties, with a total gross leasable area (“GLA”) of approximately 45.8 million square feet. As of June 30, 2024, the Company’s portfolio was approximately 99.8% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.1 years. A significant majority of its properties are leased to national tenants and approximately 68.4% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. Operating results for the three and six months ended June 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and six months ended June 30, 2024 and 2023 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Lease intangibles (in-place)	$16,288	$14,183	$32,140	$27,807
Lease intangibles (above-market)	9,648	10,162	19,333	20,275
Lease intangibles (below-market)	(1,351)	(1,451)	(2,741)	(2,953)
Total	$24,585	$22,894	$48,732	$45,129

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2024 (presented in thousands):

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease intangibles (in-place)	$32,977	$62,717	$59,232	$53,271	$46,545	$197,950	$452,692
Lease intangibles (above-market)	18,966	36,044	34,315	31,720	28,246	236,008	385,299
Lease intangibles (below-market)	(2,615)	(4,963)	(4,609)	(4,260)	(3,441)	(17,095)	(36,983)
Total	$49,328	$93,798	$88,938	$80,731	$71,350	$416,863	$801,008

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrow primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company had $23.1 million and $13.4 million in cash and cash equivalents and cash held in escrow as of June 30, 2024 and December 31, 2023, respectively, in excess of the FDIC insured limit.

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (presented in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9,639	$10,907
Cash held in escrow	14,615	3,617
Total of cash and cash equivalents and cash held in escrow	$24,254	$14,524

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at June 30, 2024 and December 31, 2023 was $71.5 million and $65.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of June 30, 2024, the Company had six leases across four tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in an increase to rental income of less than $0.1 million for the three months ended June 30, 2024 and $0.1 million for the six months ended June 30, 2024, due to the receipt of amounts previously considered uncollectible.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at June 30, 2024 and December 31, 2023.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at June 30, 2024 and December 31, 2023 was $10.4 million and $14.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable – tenants, net in the condensed consolidated balance sheets.

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

Earnings per Share

Earnings per share of common stock have been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted common shares (“restricted shares”), which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share have been computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average shares of common shares and potentially dilutive securities in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income attributable to Agree Realty Corporation	$54,724	$40,868	$99,583	$82,482
Less: Series A preferred stock dividends	(1,859)	(1,859)	(3,718)	(3,718)
Net income attributable to common stockholders	52,865	39,009	95,865	78,764
Less: Income attributable to unvested restricted shares	(145)	(100)	(265)	(204)
Net income used in basic and diluted earnings per share	$52,720	$38,909	$95,600	$78,560

Weighted average number of common shares outstanding	100,625,877	93,299,541	100,595,525	91,795,061
Less: Unvested restricted shares	(275,934)	(245,671)	(275,934)	(245,671)
Weighted average number of common shares outstanding used in basic earnings per share	100,349,943	93,053,870	100,319,591	91,549,390

Weighted average number of common shares outstanding used in basic earnings per share	100,349,943	93,053,870	100,319,591	91,549,390
Effect of dilutive securities:
Share-based compensation	89,582	79,914	88,285	88,603
ATM Forward Equity Offerings	15,178	601	7,590	73,853
September 2022 Forward Equity Offering	—	—	—	150,444
Weighted average number of common shares outstanding used in diluted earnings per share	100,454,703	93,134,385	100,415,466	91,862,290

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	100,802,322	93,482,004	100,763,085	92,209,909

For the three months ended June 30, 2024, 1,680 shares of restricted common stock (“restricted shares”) were anti-dilutive and were not included in the computation of diluted earnings per share. No performance units were anti-dilutive.

For the six months ended June 30, 2024, 1,910 restricted shares were anti-dilutive and were not included in the computation of diluted earnings per share. No performance units were anti-dilutive.

For the three months ended June 30, 2023, 41 restricted shares and 3,715 performance units were anti-dilutive and were not included in the computation of diluted earnings per share.

For the six months ended June 30, 2023, 1,794 performance units were anti-dilutive and were not included in the computation of diluted earnings per share. No restricted shares were anti-dilutive.

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

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the three and six months ended June 30, 2024 and 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the income tax rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective adoption is permitted. The Company continues to evaluate the impact of the guidance and potential additional disclosures required.

In March 2024, the Securities and Exchange Commission (“SEC”) adopted climate-related reporting rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “SEC Climate Reporting Rules”). The SEC Climate Reporting Rules require disclosure of:

●	Governance, strategy and risk management related to climate-related risks that have materially impacted or are reasonably likely to have a material impact on the Company’s business.
●	Scope 1 and 2 greenhouse gas (GHG) emissions. Scope 1 GHG emissions are direct GHG emissions from operations owned or controlled by the entity and scope 2 emissions are indirect GHG emissions from the generation of purchased or acquired electricity, steam, heat or cooling that is consumed by operations owned or controlled by the entity.
●	Expenditures and capitalized costs, excluding recoveries, incurred related to severe weather events and natural conditions, if such expenditures exceed defined disclosure thresholds.

The SEC issued an order staying the SEC Climate Reporting Rules in April 2024.  Prior to the stay, the required disclosures were to be phased-in for annual periods beginning in 2025 and 2026 annual filings. The Company continues to monitor the status of the SEC Climate Reporting Rules and is evaluating the additional disclosures required.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and six months ended June 30, 2024 and 2023 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total lease payments	$157,223	$135,691	$312,086	$267,842
Less: Operating cost reimbursements, termination income and percentage rents	18,505	14,731	36,506	31,122
Total non-variable lease payments	$138,718	$120,960	$275,580	$236,720

At June 30, 2024, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2024, the following four years, and thereafter are as follows (presented in thousands):

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Future non-variable lease payments	$292,962	$583,818	$565,274	$538,389	$501,420	$2,494,421	$4,976,284

Deferred Revenue

As of June 30, 2024 and December 31, 2023, there was $26.6 million and $21.9 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of June 30, 2024 and December 31, 2023, the Company had $60.3 million and $60.2 million, respectively, of right of use assets, net, recognized within other assets in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $23.1 million and $23.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for the three months ended June 30, 2024 and 2023 and $0.8 million for the six months ended June 30, 2024 and 2023. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended June 30, 2024 and 2023 and $0.1 million for the six months ended June 30, 2024 and 2023.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and six months ended June 30, 2024 and 2023. (presented in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating leases:
Operating cash outflows	$299	$299	$598	$598
Weighted-average remaining lease term - operating leases (years)	29.9	33.4	29.9	33.4

Finance leases:
Operating cash outflows	$62	$63	$124	$126
Financing cash outflows	$22	$21	$43	$42
Weighted-average remaining lease term - finance leases (years)	0.3	1.3	0.3	1.3

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$365	$—	$365	$—

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at June 30, 2024 and 2023, respectively.

The following is a maturity analysis of lease liabilities for operating land leases as of June 30, 2024 for the remainder of 2024 and the following four years. (presented in thousands)

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease payments	$598	$1,216	$1,215	$1,062	$1,034	$28,760	$33,885
Imputed interest	(343)	(692)	(670)	(650)	(633)	(13,840)	(16,828)
Total lease liabilities	$255	$524	$545	$412	$401	$14,920	$17,057

The following is a maturity analysis of lease liabilities for finance land leases as of June 30, 2024 for the remainder of 2024 and the following four years. (presented in thousands)

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease payments	$6,084	$—	$—	$—	$—	$—	$6,084
Imputed interest	(82)	—	—	—	—	—	(82)
Total lease liabilities	$6,002	$—	$—	$—	$—	$—	$6,002

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2024, the Company owned 2,202 properties, with a total gross leasable area (“GLA”) of approximately 45.8 million square feet. Net Real Estate Investments totaled $6.95 billion as of June 30, 2024. As of December 31, 2023, the Company owned 2,135 properties, with a total GLA of approximately 44.2 million square feet. Net Real Estate Investments totaled $6.74 billion as of December 31, 2023.

Acquisitions

During the three months ended June 30, 2024, the Company purchased 47 retail net lease assets for approximately $187.6 million, which includes acquisition and closing costs. These properties are located in 21 states and had a weighted average lease term of approximately 9.3 years.

During the six months ended June 30, 2024, the Company purchased 78 retail net lease assets for approximately $315.3 million, which includes acquisition and closing costs. These properties are located in 33 states and had a weighted average lease term of approximately 8.8 years.

The aggregate acquisitions for the six months ended June 30, 2024 were allocated $70.6 million to land, $209.0 million to buildings and improvements, $35.6 million to lease intangibles, net and $0.1 million to other assets, net.

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

The 2024 and 2023 acquisitions were funded as cash purchases and there were no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during 2024 or 2023 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at June 30, 2024 and 2023.

Developments

During the three months ended June 30, 2024, the Company commenced five and completed four development or Developer Funding Platform (“DFP”) projects. During the six months ended June 30, 2024, the Company commenced nine and completed six development or DFP projects. At June 30, 2024, the Company had 19 development or DFP projects under construction.

During the three months ended June 30, 2023, the Company commenced two and completed six development or DFP projects. During the six months ended June 30, 2023, the Company commenced seven and completed nine development or DFP projects.  At June 30, 2023, the Company had 22 development or DFP projects under construction.

Dispositions

During the three months ended June 30, 2024, the Company sold 10 assets for net proceeds of $35.5 million and recorded a net gain of $7.2 million. During the six months ended June 30, 2024, the Company sold 16 assets for net proceeds of $56.7 million and recorded a net gain of $9.3 million.

The Company sold one asset during the three and six months ended June 30, 2023 for net proceeds of $3.1 million and recorded a net gain of $0.3 million.

Assets Held for Sale

The Company did not classify any properties as real estate held for sale as of June 30, 2024 and one property as real estate held for sale as of December 31, 2023, the assets for which are separately presented in the consolidated balance sheets as follows (presented in thousands):

	June 30, 2024	December 31, 2023
Land	$—	$671
Building	—	2,978
	—	3,649
Accumulated depreciation and amortization, net	—	(7)
Total Real Estate Held for Sale, net	$—	$3,642

Provisions for Impairment

As a result of the Company’s review of real estate investments, no provisions for impairment were recognized for the three months ended June 30, 2024 and $1.3 million were recognized for the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company recognized a $4.5 million and $1.3 million provision for impairment, respectively. The estimated fair value of the impaired real estate assets at their time of impairment was $13.7 million in 2024 and $0.5 million in 2023.

Note 5 – Debt

As of June 30, 2024, the Company had total gross indebtedness of $2.70 billion, including (i) $44.4 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $2.26 billion of senior unsecured notes; and (iv) $43.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of June 30, 2024, the Company had total gross mortgage indebtedness of $44.4 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $77.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.76% as of June 30, 2024 and 3.78% as of December 31, 2023.

Mortgage notes payable consisted of the following (presented in thousands):

	June 30, 2024	December 31, 2023
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$2,143	$2,618

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	44,393	44,868
Unamortized debt issuance costs and assumed debt discount, net	(1,875)	(2,057)
Total	$42,518	$42,811

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2024, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	June 30, 2024	December 31, 2023
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$350,000
Total Principal			350,000	350,000
Unamortized debt issuance costs, net			(2,885)	(3,202)
Total			$347,115	$346,798

(1) Interest rate as of June 30, 2024 reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted average interest rate of 3.57%.

The 2029 Unsecured Term Loan includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of June 30, 2024 and December 31, 2023 (presented in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	June 30, 2024	December 31, 2023
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	—
Total Principal				2,260,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net				(23,777)	(15,688)
Total				$2,236,223	$1,794,312

(1) The all-in interest rate reflects the straight-line amortization of the terminated swap agreements and original issuance discount, as applicable.

The Company has entered into forward-starting interest rate swap agreements and a US treasury lock agreement to hedge against changes in future cash flows on forecasted issuances of debt. Refer to Note 8 – Derivative Instruments and Hedging Activity. In connection with pricing certain Senior Unsecured Notes and Senior Unsecured Public Notes, the Company terminated forward-starting interest rate swap agreements to fix the interest rate on all or a portion of the respective notes.

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

In May 2024, the Operating Partnership completed an underwritten public offering of $450.0 million in aggregate principal amount of its 5.625% Notes due 2034 (the “2034 Senior Unsecured Public Notes”). The public offering was priced at 98.83% of the principal amount, resulting in net proceeds of $444.7 million. Upon completion of the underwritten public offering, the Company terminated $150.0 million of forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock that hedged the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the 2034 Senior Unsecured Public Notes is 5.65%.

Senior Unsecured Revolving Credit Facility

In November 2022, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement which converted the interest rate on its existing $1.00 billion revolving credit facility (the “Revolving Credit Facility”) from a spread over LIBOR to a spread over SOFR plus a SOFR adjustment of 10 basis points.

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. In addition, in connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility may be reduced if specific ESG rating improvements are achieved. As of June 30, 2024 the Revolving Credit Facility bore interest of 6.21%, which is comprised of SOFR of 5.34%, the pricing grid spread of 77.5 basis points, the 10 basis point SOFR adjustment and one basis point reduction due to improvements achieved in 2023 on the Company’s ESG rating score.

The Revolving Credit Facility had a $43.0 million outstanding balance as of June 30, 2024 and $227.0 million outstanding balance as of December 31, 2023. The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $1.75 billion. The Revolving Credit Facility will mature in January 2026 with Company options to extend the maturity date to January 2027.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2024 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2024	$488	$—	$488
2025	1,026	50,000	51,026
2026 (1)	629	43,000	43,629
2027	—	50,000	50,000
2028	—	410,000	410,000
Thereafter	—	2,142,250	2,142,250
Total scheduled principal payments	$2,143	$2,695,250	$2,697,393
(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity to January 2027 and had a $43.0 million outstanding balance as of June 30, 2024.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2024.

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

Preferred Stock Offering

As of June 30, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

		Program Size		Net Proceeds
Program Year		($ million)	Shares Issued	($ million)
2020	*	$400.0	3,334,056	$209.5
2021	*	$500.0	5,453,975	$379.1
2022	*	$750.0	10,217,973	$670.0
2024		$1,000.0	3,235,964	$194.5

* ATM Programs have been terminated and no future issuance will occur under them.

2024 ATM Program

In February 2024, the Company entered into a $1.00 billion ATM program (the “2024 ATM Program”).  As of June 30, 2024, the Company has entered into forward sale agreements to sell an aggregate of 3,235,964 shares of common stock, for anticipated net proceeds of $194.5 million. During the six months ended June 30, 2024, the Company did not settle any of the outstanding shares of these forward sales agreements. The Company is required to settle the outstanding shares of common stock under the 2024 ATM Program between May 2025 and July 2025. After considering the shares of common stock sold subject to forward sale agreements under the 2024 ATM Program, the Company had approximately $803.3 million of availability under the 2024 ATM Program as of June 30, 2024.

The previous $750.0 million ATM program (the “2022 ATM Program”) was terminated simultaneously with the establishment of the 2024 ATM Program. As a result, no future issuances will occur under the 2022 ATM Program.

2022 ATM Program

In September 2022, the Company entered into the 2022 ATM Program.

Since inception of the 2022 ATM Program and through adoption of the 2024 ATM Program on February 16, 2024, the Company entered into forward sale agreements to sell an aggregate of 10,217,973 shares of common stock under the 2022

ATM Program, for anticipated net proceeds of $670.0 million. Through December 31, 2023, the Company settled 6,363,359 shares of these forward sale agreements for net proceeds of approximately $433.4 million, after deducting fees and expenses. During the six months ended June 30, 2024, the Company did not settle any of the remaining outstanding shares of these forward sales agreements. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025.

As of June 30, 2023, under the 2022 ATM Program, the Company had entered into forward sale agreements to sell an aggregate of 5,036,229 shares of common stock, for anticipated net proceeds of $345.6 million. Through December 31, 2022, the Company settled 245,591 shares of these forward sale agreements for net proceeds of approximately $18.1 million, after deducting fees and expenses. During the six months ended June 30, 2023, the Company settled 1,865,997 shares of these forward sale agreements for net proceeds of approximately $125.5 million, after deducting fees and expenses.

Note 7 – Dividends and Distribution Payable

During the three months ended June 30, 2024 and 2023, the Company declared monthly dividends of $0.250 and $0.243, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2024 and 2023, while the June dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at June 30, 2024 and 2023. The June 2024 and 2023 dividends per common share and distributions per Operating Partnership Common Units were paid on July 15, 2024 and July 14, 2023, respectively.

During the three months ended June 30, 2024 and 2023, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share.  The dividends payable for April and May were paid during the three months ended June 30, 2024 and 2023, while the June dividends and distributions were recorded as a liability on the condensed consolidated balance sheet at June 30, 2024 and 2023. The June 2024 and 2023 dividends per Depository Share were paid on July 1, 2024 and July 3, 2023, respectively.

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

Hedge Activity

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of June 30, 2024, these interest rate swaps were valued as an asset of approximately $6.9 million.

In December 2023, the Company entered into $150.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.60% beginning December 31, 2024 through the maturity date of December 31, 2034. In addition, in May 2024, the Company entered into a $150.0 million US Treasury lock at 4.51% to hedge against the variability in future cash flows resulting from changes in interest rates. The Company terminated the $150.0 million forward-starting interest rate swap agreements and the $150.0 million US Treasury lock upon completion of the underwritten public offering of the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

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

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $7.6 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional Amount[1]
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2024	2023	2024	2023
Interest rate swaps	3	6	$350,000	$500,000

(1) Number of Instruments and total Notional Amount disclosed includes all interest rate swap agreements outstanding at the balance sheet date, including forward-starting interest rate swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets (presented in thousands).

	Asset Derivatives
	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Other Assets, net	$6,860	$—

	Liability Derivatives
	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$4,501

The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2024 and 2023 (presented in thousands).

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended June 30,	2024	2023		2024	2023
Interest rate swaps	$5,722	$3,341	Interest expense	$(2,225)	$(630)

			Location of Accumulated OCI	Amount Reclassified from
			Reclassified from Accumulated	Accumulated OCI as a
			OCI into Income	(Reduction)/Increase in Interest Expense
Six Months Ended June 30,	2024	2023		2024	2023
Interest rate swaps	$18,813	$3,341	Interest expense	$(4,422)	$(1,257)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the fair value of derivatives related to these agreements, which includes interest but excludes any adjustment for nonperformance risk, was a net asset position of $7.3 million and a net liability position of $4.1 million, respectively. There was no offsetting of derivative assets or liabilities as of June 30, 2024 and December 31, 2023.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (presented in thousands):

	Total Fair Value	Level 2
June 30, 2024
Derivative assets - interest rate swaps	$6,860	$6,860
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2023
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$4,501	$4,501

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

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $2.24 billion and $1.79 billion as of June 30, 2024 and December 31, 2023, respectively, and had fair values of $2.05 billion and $1.60 billion, respectively. The Mortgage Notes Payable had carrying values of $42.5 million and $42.8 million as of June 30, 2024 and December 31, 2023, respectively, and had fair values of $40.6 million and $41.2 million, respectively. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 10 – Equity Incentive Plan

In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of June 30, 2024, 2,000,000 shares of common stock were available for issuance under the 2024 Plan.

Restricted Stock - Employees

Restricted shares have been granted to employees which vest based on continued service to the Company.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense related to restricted share grants of $1.5 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively and $2.8 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $12.3 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.3 years. The intrinsic value of restricted shares redeemed during the six months ended June 30, 2024 and 2023, was $2.2 million and $2.6 million, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2023	194	$68.85

Restricted stock granted	101	$57.51
Restricted stock vested	(64)	$69.37
Restricted stock forfeited	(4)	$64.80
Unvested restricted stock at June 30, 2024	227	$63.74

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

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. For the performance units granted prior to 2023, compensation expense is amortized on an attribution method over a five-year period. For performance units granted in 2023 and 2024, compensation expense is amortized on a straight-line basis over a three-year period. Compensation expense related to performance units are determined at the grant date and is not adjusted throughout the measurement or vesting periods.

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

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $0.8 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively and $1.4 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $7.0 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.3 years.

For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of $0.1 million for each of the three months ended June 30, 2024 and 2023 and $0.3 million for each of the six months ended June 30, 2024 and 2023. As of June 30, 2024, there was $0.4 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.2 years.

Performance units activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units at December 31, 2023 - three-year performance period to be completed	111	$72.14

Performance units granted	77	$59.16
Performance shares - three-year performance period completed	(31)	$63.42
Performance units at June 30, 2024 - three-year performance period to be completed	157	$67.50

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2023	31	$83.40

Shares earned at completion of three-year performance period (1)	23	$63.42
Shares vested	(28)	$75.18
Performance units and shares - three-year performance period completed but not yet vested at June 30, 2024	26	$74.58

(1)Performance units granted in 2021 for which the three-year performance period was completed in 2024 were earned at the 76% performance level.

Restricted Stock - Directors

During the six months ended June 30, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share. During the year ended December 31, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.3 million for each of the three months ended June 30, 2024 and 2023 and $0.7 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there was $0.7 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2024.

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

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2024 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the Interim condensed consolidated financial statements of Agree Realty Corporation (the “Company”), a Maryland corporation, including the respective notes thereto, which are included in this Quarterly Report on Form 10-Q. The terms “Company,” “Management,” “we,” “our” and “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including Agree Limited Partnership (the “Operating Partnership”), a Delaware limited partnership.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of June 30, 2024. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of June 30, 2024, the Company’s portfolio consisted of 2,202 properties located in 49 states and totaling approximately 45.8 million square feet of GLA. The portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 8.1 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.4% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $6.27 billion in net investment amount representing 2,004 properties with 41.7 million square feet of GLA as of June 30, 2023 to approximately $6.95 billion in net investment amount representing 2,202 properties with 45.8 million square feet of GLA at June 30, 2024. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2024 on acquisitions that were made during 2023. Similarly, the full rental income impact of acquisitions made during 2024 to-date will not be seen until the remainder of 2024.

Acquisitions

During the three months ended June 30, 2024, the Company acquired 47 retail net lease assets for approximately $187.6 million, which includes acquisition and closing costs. These properties are located in 21 states and are leased to tenants operating in 16 diverse retail sectors for a weighted average lease term of approximately 9.3 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended June 30, 2024 was 7.7%.1

During the six months ended June 30, 2024, the Company acquired 78 retail net lease assets for approximately $315.3 million, which includes acquisition and closing costs. These properties are located in 33 states and are leased to tenants

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

operating in 23 diverse retail sectors for a weighted average lease term of approximately 8.8 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the six months ended June 30, 2024 was 7.7%.

Dispositions

During the three months ended June 30, 2024, the Company disposed of 10 assets for net proceeds of $35.5 million and recognized a net gain of $7.2 million.

During the six months ended June 30, 2024, the Company disposed of 16 assets for net proceeds of $56.7 million and recognized a net gain of $9.3 million.

Development and Developer Funding Platform

During the three months ended June 30, 2024, the Company commenced five and completed four development or Developer Funding Platform (“DFP”) projects. During the six months ended June 30, 2024, the Company commenced nine and completed six development or DFP projects. At June 30, 2024, the Company had 19 development or DFP projects under construction.

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

	Three Months Ended		Variance
	June 30, 2024	June 30, 2023	(in dollars)	(percentage)
Rental Income	$152,424	$129,876	$22,548	17%
Real Estate Tax Expense	$10,721	$9,874	$847	9%
Property Operating Expense	$6,487	$5,821	$666	11%
Depreciation and Amortization Expense	$50,454	$42,750	$7,704	18%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as further described under Results of Operations - Overall above. In addition, during the three months ended June 30, 2024 the Company recognized, within rental income, $2.0 million of termination income related to two existing lease agreements, resulting in an increase of $1.9 million over the termination income recognized during the three months ended June 30, 2023.

General and administrative expenses increased $1.3 million, or 15%, to $9.7 million for the three months ended June 30, 2024, compared to $8.4 million for the three months ended June 30, 2023. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted in 2023 and 2024. General and administrative expenses as a percentage of total revenue decreased to 6.4% for the three months ended June 30, 2024 down from 6.5% for the three months ended June 30, 2023.

Interest expense increased $6.5 million, or 32%, to $26.4 million for the three months ended June 30, 2024, compared to $19.9 million for the three months ended June 30, 2023. The increase in interest expense was primarily a result of higher levels of borrowings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 in order to finance the acquisition and development of additional properties. Borrowings increased primarily from the $350.0 million 2029 Unsecured Term Loan that closed in July 2023 and the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024. The 2029 Unsecured Term Loan borrowing and related amortization of deferred financing costs resulted in an increase of $4.2 million in interest expense during the three months ended June 30, 2024. No such costs were incurred during the same period in 2023. Interest related to the $450.0 million 2034 Senior Unsecured Public Notes and related amortization of the original issuance discount and deferred financing costs resulted in an increase of $3.6 million in interest expense during the three months ended June 30, 2024 as compared to the same period in 2023. In addition, capitalized interest decreased approximately $0.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to the timing of capital spend on development and DFP projects.  These increases in interest expense were partially offset by a $1.4 million reduction in interest expense on the Revolving

Credit Facility driven by the decrease in the average outstanding balance, partially offset by higher interest rates during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

The Company did not recognize provision for impairment during the three months ended June 30, 2024, while $1.3 million was recognized during the three months ended June 30, 2023. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Gain on sale of assets, net increased $6.9 million to $7.2 million on the sale of 10 assets during the three months ended June 30, 2024 as compared to $0.3 million on the sale of one asset during the three months ended June 30, 2023. The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices.  As a result, such gains and losses on sales are not necessarily comparable period-to-period.

Net income increased $13.9 million, or 34%, to $54.9 million for the three months ended June 30, 2024, compared to $41.0 million for the three months ended June 30, 2023.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $13.9 million, or 36%, to $52.9 million for the three months ended June 30, 2024, compared to $39.0 million for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

	Six Months Ended		Variance
	June 30, 2024	June 30, 2023	(in dollars)	(percentage)
Rental Income	$301,847	$256,485	$45,362	18%
Real Estate Tax Expense	$21,422	$19,305	$2,117	11%
Property Operating Expense	$13,860	$12,602	$1,258	10%
Depreciation and Amortization Expense	$98,917	$83,396	$15,521	19%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisitions and the ownership of an increased number of properties during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as further described under Results of Operations - Overall above. In addition, during the six months ended June 30, 2024 the Company recognized, within rental income, $2.0 million of termination income related to two existing lease agreements, resulting in an increase of $2.0 million over the termination income recognized during the six months ended June 30, 2023.

General and administrative expenses increased $2.0 million, or 11%, to $19.2 million for the six months ended June 30, 2024, compared to $17.2 million for the six months ended June 30, 2023. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted in 2023 and 2024. General and administrative expenses as a percentage of total revenue decreased to 6.4% for the six months ended June 30, 2024 down from 6.7% for the six months ended June 30, 2023.

Interest expense increased $13.0 million, or 34%, to $50.9 million for the six months ended June 30, 2024, compared to $37.9 million for the six months ended June 30, 2023. The increase in interest expense was primarily a result of higher levels of borrowings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 in order to finance the acquisition and development of additional properties. Borrowings increased primarily from the $350.0 million 2029 Unsecured Term Loan that closed in July 2023 and the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024. The 2029 Unsecured Term Loan borrowing and related amortization of deferred financing costs resulted in an increase of $8.3 million in interest expense during the six months ended June 30, 2024. No such costs were incurred during the same period in 2023. Interest related to the $450.0 million 2034 Senior Unsecured Public Notes and related amortization of the original issuance discount and deferred financing costs resulted in an increase of $3.6 million in interest expense during the six months ended June 30, 2024 as compared to the same period in 2023. In addition, interest expense on the Revolving Credit Facility increased $0.6 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 driven by the increase in the interest rate on outstanding borrowings. Furthermore, capitalized interest decreased approximately $0.5 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to the timing of capital spend on development and DFP projects.

The Company recognized a $4.5 million provision for impairment during the six months ended June 30, 2024, while $1.3 million was recognized during the six months ended June 30, 2023. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

Gain on sale of assets, net increased $8.9 million to $9.3 million on the sale of 16 assets during the six months ended June 30, 2024 compared to $0.3 million on the sale of one asset during the six months ended June 30, 2023. The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices.  As a result, such gains and losses on sales are not necessarily comparable period-to-period.

Net income increased $17.1 million, or 21%, to $99.9 million for the six months ended June 30, 2024, compared to $82.8 million for the six months ended June 30, 2023.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $17.1 million, or 22%, to $95.9 million for the six months ended June 30, 2024, compared to $78.8 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

In May 2024, the Operating Partnership completed an underwritten public offering of $450.0 million in aggregate principal amount of its 5.625% Notes due 2034 (the “2034 Senior Unsecured Public Notes”). Upon completion of the underwritten public offering, the Company terminated $150.0 million of forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock that hedged the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the 2034 Senior Unsecured Public Notes is 5.65%. The proceeds from the underwritten public offering were used for general corporate purposes, including to reduce amounts outstanding under the senior unsecured revolving credit facility and to fund property acquisitions and development activity.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of June 30, 2024, cash provided from operations, and borrowings under its revolving credit facility. As of June 30, 2024, available cash and cash equivalents, including cash held in escrow, was $24.3 million. As of June 30, 2024, the Company had $43.0 million outstanding on its revolving credit facility and $957.0 million available for future borrowings, subject to its compliance with covenants.

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

Capitalization

As of June 30, 2024, the Company’s total enterprise value was approximately $9.10 billion. Total enterprise value consisted of $6.25 billion of common equity (based on the June 30, 2024 closing price of the Company’s common stock on the NYSE of $61.94 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.70 billion of total debt principal including (i) $43.0 million of borrowings under its revolving credit facility; (ii) $2.26 billion of senior unsecured notes; (iii) $350.0 million under its unsecured term loan; (iv) $44.4 million of mortgage notes payable; less $24.3 million cash, cash equivalents and cash held in escrow. The Company’s total debt principal to total enterprise value was 29.6% as of June 30, 2024.

At June 30, 2024, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 100,972,243 shares of common stock outstanding as of June 30, 2024.

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

Preferred Stock Offering

As of June 30, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

2024 ATM Program

In February 2024, the Company entered into a $1.00 billion ATM program (the “2024 ATM Program”).  As of June 30, 2024, the Company has entered into forward sale agreements to sell an aggregate of 3,235,964 shares of common stock, for anticipated net proceeds of $194.5 million. During the six months ended June 30, 2024, the Company did not settle any of the outstanding shares of these forward sales agreements. The Company is required to settle the outstanding shares of common stock under the 2024 ATM Program between May 2025 and July 2025. After considering the shares of common stock sold subject to forward sale agreements under the 2024 ATM Program, the Company had approximately $803.3 million of availability under the 2024 ATM Program as of June 30, 2024.

The previous $750.0 million ATM program (the “2022 ATM Program”) was terminated simultaneously with the establishment of the 2024 ATM Program. As a result, no future issuances will occur under the 2022 ATM Program.

2022 ATM Program

In September 2022, the Company entered into a $750.0 million ATM program.

Since the inception of the 2022 ATM Program and through the adoption of the 2024 ATM Program on February 16, 2024, the Company entered into forward sale agreements to sell an aggregate of 10,217,973 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $670.0 million. Through December 31, 2023, the Company settled 6,363,359 shares of these forward sale agreements for net proceeds of approximately $433.4 million, after deducting fees and expenses. During the six months ended June 30, 2024, the Company did not settle any of the remaining outstanding shares. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025.

Debt

The below table summarizes the Company’s outstanding debt as of June 30, 2024 and December 31, 2023 (presented in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	June 30, 2024	December 31, 2023
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	6.21%		January 2026	$43,000	$227,000
Total Credit Facility				$43,000	$227,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes (4)	5.65%	5.63%	June 2034	450,000	—
Total Senior Unsecured Notes				$2,260,000	$1,810,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	2,143	2,618
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$44,393	$44,868

Total Principal Amount Outstanding				$2,697,393	$2,431,868

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of June 30, 2024 of 5.34%.

(2) The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed weighted average interest rate of 3.57%.

(3) All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.

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

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to improvement based on the Company's leverage ratio, provided its credit ratings meet a certain threshold. In addition, in connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility may be reduced if specific ESG rating improvements are achieved. As of June 30, 2024 the Revolving Credit Facility bore interest of 6.21%, which is comprised of SOFR of 5.34% the pricing grid spread of 77.5 basis points, the 10 basis point SOFR adjustment and one basis point reduction due to improvements achieved in 2023 on the Company’s ESG rating score.

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

Unsecured Term Loan

The 2029 Unsecured Term Loan includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. The Company used the existing $350.0 million of forward-starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

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

In May 2024, the Operating Partnership completed an underwritten public offering of $450.0 million in aggregate principal amount of its 5.625% Notes due 2034 (the “2034 Senior Unsecured Public Notes”). The public offering was priced at 98.83% of the principal amount, resulting in net proceeds of $444.7 million. Upon completion of the underwritten public offering, the Company terminated $150.0 million of forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock that hedged the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. Considering the effect of the terminated swap agreements, the blended all-in rate to the Company for the 2034 Senior Unsecured Public Notes is 5.65%.

Mortgage Notes Payable

As of June 30, 2024, the Company had total gross mortgage indebtedness of $44.4 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $77.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.76% as of June 30, 2024.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of June 30, 2024.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the six months ended June 30, 2024 increased by $16.4 million over the same period in 2023, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $373.1 million lower during the six months ended June 30, 2024, compared to the same period in 2023 primarily due to:

●	Cash used for property acquisitions decreased $293.7 million due to the overall decrease in the level of acquisition activity;
●	Proceeds from asset sales increased by $53.6 million. The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	A $26.5 million decrease in cash used for development investment due to changes in the timing of development spend and number of projects in progress during the period. The number of projects in progress decreased to 19 projects in progress at June 30, 2024 as compared to 22 projects in progress at June 30, 2023.

Financing - Net cash provided by financing activities decreased by $363.1 million during the six months ended June 30, 2024, compared to the same period in 2023 primarily due to:

●	Net proceeds from the issuance of common stock decreased by $400.2 million;
●	Total dividends and distributions paid to its common and preferred stockholders and non-controlling interest increased by $17.0 million due to the increase in the annualized common dividend rate and an increased number of common shares outstanding. The Company’s annualized common stock dividend declared during the three months ended June 30, 2024 of $3.000 per common share, represents a 2.9% increase over the annualized dividend amount of $2.916 per common share declared in the same period in 2023;
●	Net repayments on the Revolving Credit Facility increased $387.0 million. Net repayments on the Revolving Credit Facility were $184.0 million during the six months ended June 30, 2024 while $203.0 million of net borrowings were completed over the same period in 2023; and
●	Net proceeds from the Senior Unsecured Notes borrowings increased by $444.7 million due to the issuance of the 2034 Senior Unsecured Public Notes in May 2024.

Material Cash Requirements

In conducting its business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Detail on these obligations as of June 30, 2024, including expected settlement periods, is contained below (presented in thousands):

	2024
	(remaining)	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$488	$1,026	$629	$—	$—	$42,250	$44,393
Revolving Credit Facility (1)	—	—	43,000	—	—	—	43,000
Unsecured Term Loan	—	—	—	—	—	350,000	350,000
Senior Unsecured Notes	—	50,000	—	50,000	410,000	1,750,000	2,260,000
Land Lease Obligations	6,682	1,216	1,215	1,062	1,034	28,760	39,969
Estimated Interest Payments on Outstanding Debt (2)	57,867	111,801	108,315	106,949	100,949	298,109	783,990
Total	$65,037	$164,043	$153,159	$158,011	$511,983	$2,469,119	$3,521,352

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the six months ended June 30, 2024 the Company had 25 development or DFP projects completed or under construction, for which 19 remain under construction as of June 30, 2024. Anticipated total costs for the 19 projects are approximately $77.8 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended June 30, 2024, the Company declared monthly dividends of $0.250 per common share for April, May and June 2024. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2024, while June dividends and distributions were recorded as a liability on the condensed consolidated balance sheet at June 30, 2024 and were paid on July 15, 2024.

During the quarter ended June 30, 2024, the Company declared monthly dividends on the Series A Preferred Shares for April, May and June 2024.  The dividends payable for April and May were paid during the quarter. The June dividend was recorded as a liability on the condensed consolidated balance sheet at June 30, 2024 and was paid on July 1, 2024.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three and six months ended June 30, 2024 and 2023 (presented in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reconciliation from Net Income to Funds from Operations
Net income	$54,913	$41,015	$99,927	$82,789
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net income attributable to Operating Partnership common unitholders	53,054	39,156	96,209	79,071
Depreciation of rental real estate assets	33,531	28,145	65,497	54,729
Amortization of lease intangibles - in-place leases and leasing costs	16,424	14,328	32,420	28,098
Provision for impairment	—	1,315	4,530	1,315
Gain on sale or involuntary conversion of assets, net	(7,176)	(319)	(9,217)	(319)
Funds from Operations - Operating Partnership common unitholders	$95,833	$82,625	$189,439	$162,894

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,381	8,794	16,759	17,489
Core Funds from Operations - Operating Partnership common unitholders	$104,214	$91,419	$206,198	$180,383

Straight-line accrued rent	(3,496)	(3,108)	(6,343)	(6,147)
Stock-based compensation expense	2,789	2,177	5,213	4,008
Amortization of financing costs and original issue discounts	1,302	1,029	2,488	2,057
Non-real estate depreciation	499	277	1,000	569
Adjusted Funds from Operations - Operating Partnership common unitholders	$105,308	$91,794	$208,556	$180,870

Funds from Operations per common share and partnership unit - diluted	$0.95	$0.88	$1.88	$1.77
Core Funds from Operations per common share and partnership unit - diluted	$1.03	$0.98	$2.05	$1.96
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.04	$0.98	$2.07	$1.96

Weighted average shares and Operating Partnership common units outstanding
Basic	100,697,562	93,401,489	100,667,210	91,897,009
Diluted	100,802,322	93,482,004	100,763,085	92,209,909

Additional supplemental disclosure
Scheduled principal repayments	$239	$224	$474	$445
Capitalized interest	$398	$664	$701	$1,203
Capitalized building improvements	$3,296	$2,389	$3,789	$3,092

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

	2024
	(remaining)	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$488	$1,026	$629	$—	$—	$42,250	$44,393
Average Interest Rate	6.27%	6.27%	6.27%			3.63%

Revolving Credit Facility (1)	$—	$—	$43,000	$—	$—	$—	$43,000
Average Interest Rate			6.18%

Unsecured Term Loan	$—	$—	$—	$—	$—	$350,000	$350,000
Average Interest Rate (2)						4.52%

Senior Unsecured Notes	$—	$50,000	$—	$50,000	$410,000	$1,750,000	$2,260,000
Average Interest Rate		4.16%		4.26%	2.45%	4.06%

(1)	The Revolving Credit Facility matures in January 2026, with options to extend the maturity date by six months up to two times, for a maximum maturity of January 2027.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of June 30, 2024; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable SOFR rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of June 30, 2024, these interest rate swaps were valued as an asset of approximately $6.9 million.

In December 2023, the Company entered into $150.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2034.

In May 2024, the Company entered into a $150.0 million US Treasury lock which fixed the US Treasury rate on $150.0 million notional amount at 4.51% to hedge against the variability in future cash flows resulting from changes in interest rates. Upon completion of the underwritten public offering of the 2034 Senior Unsecured Public Notes in May 2024, the Company terminated the $150.0 million forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock, receiving $4.4 million, net upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.  The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2024.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.6 million and $2.05 billion, respectively, as of June 30, 2024. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended June 30, 2024 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
April 1, 2024 - April 30, 2024	42	$56.56	—	—
May 1, 2024 - May 31, 2024	84	59.49	—	—
June 1, 2024 - June 30, 2024	—	—	—	—
Total	126	$58.51	—	—

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

4.1

Indenture Officer’s Certificate, dated as of May 13, 2024, among the Issuer, the Parent Guarantor and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.2	Form of Global Note for 5.625% Notes due 2034 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.3	Form of 2034 Guarantee by and among the Issuer, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

10.1*	Form of Agree Realty Corporation 2024 Omnibus Incentive Plan Restricted Stock Notice.

10.2*	Form of Agree Realty Corporation 2024 Omnibus Incentive Plan Restricted Stock Agreement.

10.3*+	Form of Agree Realty Corporation 2024 Omnibus Incentive Plan Performance Unit Award.

10.4+	Agree Realty Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

22*	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and comprehensive income, (iii) the condensed consolidated statement of stockholders’ equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

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

Date: July 23, 2024