Form 10-Q
period 2024-09-30
AGREE REALTY CORP
filed 2024-10-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024, or

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

As of October 21, 2024, the Registrant had 103,522,677 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Real Estate Investments
Land	$2,404,085	$2,282,354
Buildings	5,197,392	4,861,692
Less accumulated depreciation	(526,443)	(433,958)
	7,075,034	6,710,088
Property under development	52,746	33,232
Net Real Estate Investments	7,127,780	6,743,320

Real Estate Held for Sale, net	13,611	3,642
Cash and Cash Equivalents	13,237	10,907
Cash Held in Escrow	—	3,617
Accounts Receivable - Tenants, net	98,205	82,954
Lease Intangibles, net of accumulated amortization of $434,540 and $360,061 at September 30, 2024 and December 31, 2023, respectively	837,865	854,088
Other Assets, net	93,505	76,308

Total Assets	$8,184,203	$7,774,836

LIABILITIES
Mortgage Notes Payable, net	$42,366	$42,811
Unsecured Term Loan, net	347,274	346,798
Senior Unsecured Notes, net	2,236,948	1,794,312
Unsecured Revolving Credit Facility	49,000	227,000
Dividends and Distributions Payable	26,587	25,534
Accounts Payable, Accrued Expenses, and Other Liabilities	142,196	101,401
Lease Intangibles, net of accumulated amortization of $44,857 and $42,813 at September 30, 2024 and December 31, 2023, respectively	45,202	36,827

Total Liabilities	2,889,573	2,574,683

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at September 30, 2024 and December 31, 2023	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 103,522,677 and 100,519,355 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	10	10
Additional paid-in-capital	5,534,978	5,354,120
Dividends in excess of net income	(434,485)	(346,473)
Accumulated other comprehensive income	18,459	16,554

Total Equity - Agree Realty Corporation	5,293,962	5,199,211
Non-controlling interest	668	942
Total Equity	5,294,630	5,200,153

Total Liabilities and Equity	$8,184,203	$7,774,836

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Rental income	$154,292	$136,774	$456,139	$393,259
Other	40	38	222	71
Total Revenues	154,332	136,812	456,361	393,330

Operating Expenses
Real estate taxes	11,935	10,124	33,357	29,429
Property operating expenses	6,015	5,518	19,875	18,120
Land lease expense	421	411	1,251	1,252
General and administrative	9,114	8,844	28,336	26,087
Depreciation and amortization	51,504	45,625	150,421	129,020
Provision for impairment	2,694	3,195	7,224	4,510
Total Operating Expenses	81,683	73,717	240,464	208,418

Gain (loss) on sale of assets, net	1,850	(20)	11,102	299
Loss on involuntary conversion, net	(56)	—	(91)	—
Income from Operations	74,443	63,075	226,908	185,211

Other (Expense) Income
Interest expense, net	(28,942)	(20,803)	(79,809)	(58,748)
Income and other tax expense	(1,077)	(709)	(3,231)	(2,201)
Other income	104	94	587	184
Net Income	44,528	41,657	144,455	124,446

Less net income attributable to non-controlling interest	153	135	497	442
Net income attributable to Agree Realty Corporation	44,375	41,522	143,958	124,004
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net Income Attributable to Common Stockholders	$42,516	$39,663	$138,380	$118,426

Net Income Per Share Attributable to Common Stockholders
Basic	$0.42	$0.41	$1.38	$1.26
Diluted	$0.42	$0.41	$1.37	$1.26

Other Comprehensive Income
Net income	$44,528	$41,657	$144,455	$124,446
Amortization of interest rate swaps	(739)	(631)	(2,043)	(1,889)
Change in fair value and settlement of interest rate swaps	(11,760)	8,324	3,955	11,664
Total comprehensive income	32,029	49,350	146,367	134,221
Less comprehensive income attributable to non-controlling interest	110	162	504	477

Comprehensive Income Attributable to Agree Realty Corporation	$31,919	$49,188	$145,863	$133,744

Weighted Average Number of Common Shares Outstanding - Basic	100,383,207	97,255,143	100,343,493	93,474,182

Weighted Average Number of Common Shares Outstanding - Diluted	101,715,311	97,349,473	100,882,858	93,732,359

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Repurchase of common shares	—	—	(37,957)	—	(2,183)	—	—	—	(2,183)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(79)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,425	—	—	—	2,425
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(74,732)	—	(257)	(74,989)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	10,876	38	10,914
Net income	—	1,859	—	—	—	43,000	—	155	45,014
Balance, March 31, 2024	7,000	$175,000	100,628,975	$10	$5,354,362	$(378,205)	$27,430	$878	$5,179,475
Repurchase of common shares	—	—	(126)	—	(7)	—	—	—	(7)
Forfeiture of restricted stock	—	—	(4,225)	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	—	—	2,805	—	—	—	2,805
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(75,469)	—	(260)	(75,729)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	3,485	12	3,497
Net income	—	1,859	—	—	—	52,865	—	189	54,913
Balance, June 30, 2024	7,000	$175,000	100,624,624	$10	$5,357,143	$(400,809)	$30,915	$819	$5,163,078
Issuance of common stock, net of issuance costs	—	—	2,900,000	—	175,127	—	—	—	175,127
Repurchase of common shares	—	—	(993)	—	(72)	—	—	—	(72)
Forfeiture of restricted stock	—	—	(954)	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	—	—	2,788	—	—	—	2,788
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(76,192)	—	(261)	(76,453)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(12,456)	(43)	(12,499)
Net income	—	1,859	—	—	—	42,516	—	153	44,528
Balance, September 30, 2024	7,000	$175,000	103,522,677	$10	$5,534,978	$(434,485)	$18,459	$668	$5,294,630

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2024		$0.266
For the three months ended June 30, 2024		$0.266
For the three months ended September 30, 2024		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2024				$0.741
For the three months ended June 30, 2024				$0.750
For the three months ended September 30, 2024				$0.750

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

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities
Net income	$144,455	$124,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,421	129,020
Amortization from above (below) market lease intangibles, net	24,886	25,615
Amortization from financing costs, credit facility costs and debt discount	4,610	3,468
Stock-based compensation	7,993	6,180
Straight-line accrued rent	(9,675)	(8,942)
Provision for impairment	7,224	4,510
Gain on settlement of interest rate swaps	4,355	—
Gain on sale of assets	(11,102)	(299)
Change in accounts receivable	(6,579)	(3,080)
Change in other assets	(12,577)	(7,929)
Change in accounts payable, accrued expenses, and other liabilities	36,564	20,599
Net Cash Provided by Operating Activities	340,575	293,588

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(531,915)	(1,010,182)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $1,126 in 2024 and $1,669 in 2023)	(67,163)	(76,618)
Payment of leasing costs	(1,562)	(167)
Net proceeds from sale of assets	63,573	3,267
Net Cash Used in Investing Activities	(537,067)	(1,083,700)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	175,127	689,986
Repurchase of common shares	(2,262)	(2,672)
Unsecured revolving credit facility borrowings	598,000	1,005,000
Unsecured revolving credit facility repayments	(776,000)	(1,056,000)
Payments of mortgage notes payable	(717)	(5,296)
Proceeds from unsecured term loan	—	350,000
Proceeds from senior unsecured notes	444,722	—
Payment of Series A preferred dividends	(5,578)	(5,578)
Payment of common stock dividends	(225,341)	(203,593)
Distributions to non-controlling interest	(778)	(756)
Payments for financing costs	(11,968)	(3,501)
Net Cash Provided by Financing Activities	195,205	767,590

Decrease in Cash and Cash Equivalents and Cash Held in Escrow	(1,287)	(22,522)
Cash and cash equivalents and cash held in escrow, beginning of period	14,524	28,909
Cash and cash equivalents and cash held in escrow, end of period	$13,237	$6,387

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$63,165	$47,829
Cash paid for income tax	$3,693	$3,044

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$25,967	$24,511
Change in accrual of development, construction and other real estate investment costs	$4,384	$2,435
Additional lease right of use assets added under new ground leases	$961	$—

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of September 30, 2024 and December 31, 2023. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

As of September 30, 2024 and December 31, 2023, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 103,870,296 shares of common stock outstanding at September 30, 2024.

As of September 30, 2024, the Company owned 2,271 properties, with a total gross leasable area (“GLA”) of approximately 47.2 million square feet. As of September 30, 2024, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 7.9 years. A significant majority of its properties are leased to national tenants and approximately 67.5% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the three and nine months ended September 30, 2024 and 2023 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease intangibles (in-place)	$16,912	$15,117	$49,053	$42,924
Lease intangibles (above-market)	9,670	10,015	29,003	30,290
Lease intangibles (below-market)	(1,376)	(1,722)	(4,117)	(4,675)
Total	$25,206	$23,410	$73,939	$68,539

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2024 (presented in thousands):

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease intangibles (in-place)	$17,075	$65,508	$62,023	$55,797	$48,716	$204,986	$454,105
Lease intangibles (above-market)	9,719	37,064	35,335	32,740	29,266	239,636	383,760
Lease intangibles (below-market)	(1,411)	(5,476)	(977)	(972)	(936)	(35,430)	(45,202)
Total	$25,383	$97,096	$96,381	$87,565	$77,046	$409,192	$792,663

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrow primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company had $12.1 million and $13.4 million in cash and cash equivalents and cash held in escrow as of September 30, 2024 and December 31, 2023, respectively, in excess of the FDIC insured limit.

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (presented in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$13,237	$10,907
Cash held in escrow	—	3,617
Total of cash and cash equivalents and cash held in escrow	$13,237	$14,524

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at September 30, 2024 and December 31, 2023 was $74.6 million and $65.9 million, respectively. To the extent any of the tenants under these leases become unable to pay their contractual cash rents, the Company may be required to write down the straight-line rent receivable from those tenants, which would reduce rental income.

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

As of September 30, 2024, the Company had eight leases across five tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in a reduction to rental income of $0.3 million for the three months ended September 30, 2024 and $0.2 million for the nine months ended September 30, 2024.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at September 30, 2024 and December 31, 2023.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at September 30, 2024 and December 31, 2023 was $11.9 million and $14.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable – tenants, net in the condensed consolidated balance sheets.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income attributable to Agree Realty Corporation	$44,375	$41,522	$143,958	$124,004
Less: Series A preferred stock dividends	(1,859)	(1,859)	(5,578)	(5,578)
Net income attributable to common stockholders	42,516	39,663	138,380	118,426
Less: Income attributable to unvested restricted shares	(112)	(96)	(377)	(300)
Net income used in basic and diluted earnings per share	$42,404	$39,567	$138,003	$118,126

Weighted average number of common shares outstanding	100,655,314	97,497,836	100,615,600	93,716,875
Less: Unvested restricted shares	(272,107)	(242,693)	(272,107)	(242,693)
Weighted average number of common shares outstanding used in basic earnings per share	100,383,207	97,255,143	100,343,493	93,474,182

Weighted average number of common shares outstanding used in basic earnings per share	100,383,207	97,255,143	100,343,493	93,474,182
Effect of dilutive securities:
Share-based compensation	181,468	94,330	150,760	108,646
ATM Forward Equity Offerings	1,150,636	—	388,605	49,235
September 2022 Forward Equity Offering	—	—	—	100,296
Weighted average number of common shares outstanding used in diluted earnings per share	101,715,311	97,349,473	100,882,858	93,732,359

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	102,062,930	97,697,092	101,230,477	94,079,978

The following summarizes the number of restricted common stock and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the respective periods.

d
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Anti-dilutive share-based compensation	34	2,392	408	356

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

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the three and nine months ended September 30, 2024 and 2023.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the three and nine months ended September 30, 2024 and 2023 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total lease payments	$159,566	$141,960	$471,652	$409,802
Less: Operating cost reimbursements, termination income and percentage rents	16,246	14,388	52,752	45,509
Total non-variable lease payments	$143,320	$127,572	$418,900	$364,293

At September 30, 2024, future non-variable lease payments to be received from the Company’s operating leases for the remainder of 2024, the following four years, and thereafter are as follows (presented in thousands):

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Future non-variable lease payments	$150,652	$603,010	$586,237	$557,626	$520,424	$2,588,169	$5,006,118

Deferred Revenue

As of September 30, 2024 and December 31, 2023, there was $31.5 million and $21.9 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of September 30, 2024 and December 31, 2023, the Company had $60.7 million and $60.2 million, respectively, of right of use assets, net, recognized within other assets in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $23.5 million and $23.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.4 million for the three months ended September 30, 2024 and 2023 and $1.3 million for the nine months ended September 30, 2024 and 2023. There was no amortization of right of use assets for finance land leases, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was less than $0.1 million during the three months ended September 30, 2024 and 2023 and $0.2 million for the nine months ended September 30, 2024 and 2023.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the three and nine months ended September 30, 2024 and 2023. (presented in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating leases:
Operating cash outflows	$299	$299	$898	$898
Weighted-average remaining lease term - operating leases (years)	29.9	33.3	29.9	33.3

Finance leases:
Operating cash outflows	$62	$63	$186	$189
Financing cash outflows	$25	$21	$68	$63
Weighted-average remaining lease term - finance leases (years)	2.2	1.0	2.2	1.0

Supplemental Disclosure:
Right-of-use assets obtained in exchange for new lease liabilities	$596	$—	$961	$—

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4% at September 30, 2024 and 2023, respectively.

The following is a maturity analysis of lease liabilities for operating land leases as of September 30, 2024 for the remainder of 2024 and the following four years. (presented in thousands)

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease payments	$299	$1,216	$1,215	$1,062	$1,034	$28,760	$33,586
Imputed interest	(171)	(692)	(670)	(650)	(633)	(13,840)	(16,656)
Total lease liabilities	$128	$524	$545	$412	$401	$14,920	$16,930

The following is a maturity analysis of lease liabilities for finance land leases as of September 30, 2024 for the remainder of 2024 and the following four years. (presented in thousands)

	2024
Year Ending December 31,	(remaining)	2025	2026	2027	2028	Thereafter	Total
Lease payments	$6,012	$40	$40	$40	$40	$991	$7,163
Imputed interest	(29)	(34)	(34)	(33)	(33)	(427)	(590)
Total lease liabilities	$5,983	$6	$6	$7	$7	$564	$6,573

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2024, the Company owned 2,271 properties, with a total gross leasable area (“GLA”) of approximately 47.2 million square feet. Net Real Estate Investments totaled $7.13 billion as of September 30, 2024. As of December 31, 2023, the Company owned 2,135 properties, with a total GLA of approximately 44.2 million square feet. Net Real Estate Investments totaled $6.74 billion as of December 31, 2023.

Acquisitions

During the three months ended September 30, 2024, the Company purchased 66 retail net lease assets for approximately $216.0 million, which includes acquisition and closing costs. These properties are located in 24 states and had a weighted average lease term of approximately 9.8 years.

During the nine months ended September 30, 2024, the Company purchased 144 retail net lease assets for approximately $531.4 million, which includes acquisition and closing costs. These properties are located in 37 states and had a weighted average lease term of approximately 9.2 years.

The aggregate acquisitions for the nine months ended September 30, 2024 were allocated $140.2 million to land, $337.6 million to buildings and improvements, $53.5 million to lease intangibles, net and $0.1 million to other assets, net.

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

The 2024 and 2023 acquisitions were funded as cash purchases and there were no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during 2024 or 2023 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at September 30, 2024 and 2023.

Developments

During the three months ended September 30, 2024, the Company commenced eight and completed six development or Developer Funding Platform (“DFP”) projects. During the nine months ended September 30, 2024, the Company commenced 17 and completed 12 development or DFP projects. At September 30, 2024, the Company had 21 development or DFP projects under construction.

During the three months ended September 30, 2023, the Company commenced two and completed eight development or DFP projects. During the nine months ended September 30, 2023, the Company commenced nine and completed 17 development or DFP projects.  At September 30, 2023, the Company had 16 development or DFP projects under construction.

Dispositions

During the three months ended September 30, 2024, the Company sold two assets for net proceeds of $6.9 million and recorded a net gain of $1.9 million. During the nine months ended September 30, 2024, the Company sold 18 assets for net proceeds of $63.6 million and recorded a net gain of $11.1 million.

During the three months ended September 30, 2023 the Company sold one asset for net proceeds of $0.2 million and recorded a net loss of less than $0.1 million. During the nine months ended September 30, 2023, the Company sold two properties for net proceeds of $3.3 million and recorded a net gain of $0.3 million.

Assets Held for Sale

The Company classified four properties as real estate held for sale as of September 30, 2024 and one property as real estate held for sale as of December 31, 2023, the assets for which are separately presented in the condensed consolidated balance sheets as follows (presented in thousands):

	September 30, 2024	December 31, 2023
Land	$3,486	$671
Building	10,657	2,978
Lease intangibles - asset	1,931	—
	16,074	3,649
Accumulated depreciation and amortization, net	(2,463)	(7)
Total Real Estate Held for Sale, net	$13,611	$3,642

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized $2.7 million and $3.2 million of provisions for impairment for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized a $7.2 million and $4.5 million provision for impairment, respectively. The estimated fair value of the impaired real estate assets at their time of impairment was $18.8 million in 2024 and $2.6 million in 2023.

Note 5 – Debt

As of September 30, 2024, the Company had total gross indebtedness of $2.70 billion, including (i) $44.2 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $2.26 billion of senior unsecured notes; and (iv) $49.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of September 30, 2024, the Company had total gross mortgage indebtedness of $44.2 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $77.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.74% as of September 30, 2024 and 3.78% as of December 31, 2023.

Mortgage notes payable consisted of the following (presented in thousands):

	September 30, 2024	December 31, 2023
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$1,901	$2,618

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	44,151	44,868
Unamortized debt issuance costs and assumed debt discount, net	(1,785)	(2,057)
Total	$42,366	$42,811

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2024, there were no mortgage loans with partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	September 30, 2024	December 31, 2023
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$350,000
Total Principal			350,000	350,000
Unamortized debt issuance costs, net			(2,726)	(3,202)
Total			$347,274	$346,798

(1) Interest rate as of September 30, 2024 reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted average interest rate of 3.57%.

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

On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment amends that certain Term Loan Agreement, dated as of July 31, 2023 (the “Term Loan Agreement”), by and among the Company, the Borrower, PNC Bank, National

Association, as Administrative Agent, and a syndicate of lenders named therein.  The First Amendment implements various covenant and technical amendments to make the Term Loan Agreement’s provisions consistent with corresponding provisions in the Revolving Credit Agreement (see “Senior Unsecured Revolving Credit Facility” below). The First Amendment does not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of September 30, 2024 and December 31, 2023 (presented in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	September 30, 2024	December 31, 2023
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	—
Total Principal				2,260,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net				(23,052)	(15,688)
Total				$2,236,948	$1,794,312

(1) The all-in interest rate reflects the straight-line amortization of the terminated swap agreements and original issuance discount, as applicable.

The Company has entered into forward-starting interest rate swap agreements and a US treasury lock agreement to hedge against variability in future cash flows on forecasted issuances of debt. Refer to Note 8 – Derivative Instruments and Hedging Activity. In connection with pricing certain Senior Unsecured Notes and Senior Unsecured Public Notes, the Company terminated forward-starting interest rate swap agreements to fix the interest rate on all or a portion of the respective notes.

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

Senior Unsecured Revolving Credit Facility

On August 8, 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to adjustment based on changes in the Company's leverage ratio and credit ratings. In addition, in connection with the Company's ongoing environmental, social and governance (“ESG”) initiatives, pricing on the Revolving Credit Facility may be reduced if specific ESG rating improvements are achieved.

As of September 30, 2024, the Revolving Credit Facility had a $49.0 million outstanding balance and bore interest of 5.66%, which is comprised of SOFR of 4.83%, the pricing grid spread of 72.5 basis points, the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

In connection with entering into the Fourth Amended and Restated Revolving Credit Agreement, during the three and nine months ended September 30, 2024, the Company recognized $0.4 million of additional interest expense related to the acceleration of unamortized facility fees as a result of the changes to the banks participating in the Revolving Credit Facility.

Prior to entering into the Fourth Amended and Restated Revolving Credit Agreement, the Company had a $1.00 billion revolving credit facility under the First Amendment to the Third Amended and Restated Revolving Credit Agreement.  The interest rate under the previous credit facility was based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. In addition, in connection with the Company's ongoing ESG initiatives, pricing was reduced by 1 basis point due to the achievement of specific ESG rating improvements. Interest under the previous Revolving Credit Facility was comprised of SOFR, the applicable pricing grid spread of 77.5 basis points, the 10 basis point SOFR adjustment, less 1 basis point for the ESG rating improvements. The previous credit facility had a maturity date of January 2026 with options to extend the maturity date to January 2027.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2024 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2024	$246	$—	$246
2025	1,026	50,000	51,026
2026	629	—	629
2027	—	50,000	50,000
2028 (1)	—	459,000	459,000
Thereafter	—	2,142,250	2,142,250
Total scheduled principal payments	$1,901	$2,701,250	$2,703,151
(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity to August 2029 and had a $49.0 million outstanding balance as of September 30, 2024.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2024.

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

Preferred Stock Offering

As of September 30, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

		Program Size		Net Proceeds
Program Year		($ million)	Shares Issued	($ million)
2020	*	$400.0	3,334,056	$209.5
2021	*	$500.0	5,453,975	$379.1
2022	*	$750.0	10,217,973	$670.0
2024		$1,000.0	9,838,281	$664.1

* ATM Programs have been terminated and no future issuance will occur under them.

2024 ATM Program

In February 2024, the Company entered into a $1.00 billion ATM program (the “2024 ATM Program”).  As of September 30, 2024, the Company has entered into forward sale agreements to sell an aggregate of 9,838,281 shares of common stock, for anticipated net proceeds of $664.1 million. During the three and nine months ended September 30, 2024, the Company settled 2,100,000 shares of these forward sales agreements for net proceeds of $126.4 million. The Company is required to settle the outstanding shares of common stock under the 2024 ATM Program between May 2025 and October 2025. After considering the shares of common stock sold subject to forward sale agreements under the 2024 ATM Program, the Company had approximately $328.8 million of availability under the 2024 ATM Program as of September 30, 2024.

The previous $750.0 million ATM program (the “2022 ATM Program”) was terminated simultaneously with the establishment of the 2024 ATM Program. As a result, no future issuances will occur under the 2022 ATM Program.

2022 ATM Program

Since inception of the 2022 ATM Program in September 2022 and through adoption of the 2024 ATM Program on February 16, 2024, the Company entered into forward sale agreements to sell an aggregate of 10,217,973 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $670.0 million. Through December 31, 2023, the Company settled 6,363,359 shares of these forward sale agreements for net proceeds of $433.4 million, after deducting fees and expenses. During the nine months ended September 30, 2024, the Company settled 800,000 shares of these forward sales agreements for net proceeds of $49.3 million. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025.

Note 7 – Dividends and Distribution Payable

During the three months ended September 30, 2024 and 2023, the Company declared monthly dividends of $0.250 and $0.243, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2024 and 2023, while the September dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at September 30, 2024 and 2023. The September 2024 and 2023 dividends per common share and distributions per Operating Partnership Common Units were paid on October 15, 2024 and October 13, 2023, respectively.

During the three months ended September 30, 2024 and 2023, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share.  The dividends payable for July and August were paid during the three months ended September 30, 2024 and 2023, while the September dividends and distributions were recorded as a liability on the condensed consolidated balance sheet at September 30, 2024 and 2023. The September 2024 and 2023 dividends per Depository Share were paid on October 1, 2024 and October 2, 2023, respectively.

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

Hedge Activity

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of September 30, 2024, these interest rate swaps were valued as a liability of approximately $4.8 million.

In December 2023, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $150.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2025. In addition, in May 2024, the Company entered into a $150.0 million US Treasury lock at 4.51% to hedge against variability in future cash flows resulting from changes in interest rates. The Company terminated the $150.0 million forward-starting interest rate swap agreements and the $150.0 million US Treasury lock upon completion of the underwritten public offering of the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

During the quarter ended September 30, 2024, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2025. As of September 30, 2024, these interest rate swaps are valued as a net liability of approximately $0.1 million.

Recognition

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. The Company recognizes its derivatives within other assets, net and accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

Changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment are recognized as a component of other comprehensive income (OCI).

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $3.8 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (presented in thousands, except number of instruments):

	Number of Instruments [1]		Notional Amount[1]
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2024	2023	2024	2023
Interest rate swaps	11	6	$550,000	$500,000

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

	Asset Derivatives
	September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Other Assets, net	$733	$—

	Liability Derivatives
	September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$5,634	$4,501

The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2024 and 2023 (presented in thousands).

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended September 30,	2024	2023		2024	2023
Interest rate swaps	$(10,202)	$9,348	Interest expense	$(2,297)	$(1,653)

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Nine Months Ended September 30,	2024	2023		2024	2023
Interest rate swaps	$8,612	$12,688	Interest expense	$(6,709)	$(2,913)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2024.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2024 and December 31, 2023, the fair value of derivatives related to these agreements, which includes interest but excludes any adjustment for nonperformance risk, was a net liability position of $4.5 million and a net liability position of $4.1 million, respectively.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the condensed consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2024. There was no offsetting of derivative assets or liabilities as of December 31, 2023. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets (in thousands):

Offsetting of Derivative Assets as of September 30, 2024

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$733	$—	$733	$(447)	$—	$286

Offsetting of Derivative Liabilities as of September 30, 2024

		Gross Amounts	Net Amounts of
		Offset in the	Liabilities presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$5,634	$—	$5,634	$(447)	$—	$5,187

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024 and December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (presented in thousands):

	Total Fair Value	Level 2
September 30, 2024
Derivative assets - interest rate swaps	$733	$733
Derivative liabilities - interest rate swaps	$5,634	$5,634

December 31, 2023
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$4,501	$4,501

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

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $2.24 billion and $1.79 billion as of September 30, 2024 and December 31, 2023, respectively, and had fair values of $2.14 billion and $1.60 billion, respectively. The Mortgage Notes Payable had carrying values of $42.4 million and $42.8 million as of September 30, 2024 and December 31, 2023, respectively, and had fair values of $41.7 million and $41.2 million, respectively. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 10 – Equity Incentive Plan

In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of September 30, 2024, 2,000,000 shares of common stock were available for issuance under the 2024 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense related to restricted share grants of $1.5 million and $1.2 million during the three months ended September 30, 2024 and 2023, respectively and $4.3 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $10.7 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.0 years. The intrinsic value of restricted shares redeemed during the nine months ended September 30, 2024 and 2023, was $2.3 million and $2.7 million, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2023	194	$68.85

Restricted stock granted	101	$57.51
Restricted stock vested	(67)	$69.37
Restricted stock forfeited	(5)	$64.51
Unvested restricted stock at September 30, 2024	223	$63.63

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

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $0.8 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively and $2.3 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $6.2 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.0 years.

For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of $0.1 million for each of the three months ended September 30, 2024 and 2023 and $0.4 million for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there was $0.3 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.0 years.

Performance units activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units at December 31, 2023 - three-year performance period to be completed	111	$72.14

Performance units granted	77	$59.16
Performance shares - three-year performance period completed	(31)	$63.42
Performance units at September 30, 2024 - three-year performance period to be completed	157	$67.50

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2023	31	$83.40

Shares earned at completion of three-year performance period (1)	23	$63.42
Shares vested	(28)	$75.18
Performance units and shares - three-year performance period completed but not yet vested at September 30, 2024	26	$74.58

(1)Performance units granted in 2021 for which the three-year performance period was completed in 2024 were earned at the 76% performance level.

Restricted Stock - Directors

During the nine months ended September 30, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share. During the year ended December 31, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $0.3 million for each of the three months ended September 30, 2024 and 2023 and $1.0 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, there was $0.3 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of 2024.

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

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2024 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of September 30, 2024. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of September 30, 2024, the Company’s portfolio consisted of 2,271 properties located in 49 states and totaling approximately 47.2 million square feet of GLA. The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 7.9 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.5% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $6.61 billion in net investment amount representing 2,084 properties with 43.2 million square feet of GLA as of September 30, 2023 to approximately $7.13 billion in net investment amount representing 2,271 properties with 47.2 million square feet of GLA at September 30, 2024. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2024 on acquisitions that were made during 2023. Similarly, the full rental income impact of acquisitions made during 2024 to date will not be seen until the remainder of 2024.

Acquisitions

During the three months ended September 30, 2024, the Company acquired 66 retail net lease assets for approximately $216.0 million, which includes acquisition and closing costs. These properties are located in 24 states and are leased to tenants operating in 17 diverse retail sectors for a weighted average lease term of approximately 9.8 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended September 30, 2024 was 7.5%.1

During the nine months ended September 30, 2024, the Company acquired 144 retail net lease assets for approximately $531.4 million, which includes acquisition and closing costs. These properties are located in 37 states and are leased to tenants operating in 26 diverse retail sectors for a weighted average lease term of approximately 9.2 years. The

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

underwritten weighted-average capitalization rate on the Company’s acquisitions during the nine months ended September 30, 2024 was 7.6%.1

Development and Developer Funding Platform

During the three months ended September 30, 2024, the Company commenced eight and completed six development or Developer Funding Platform (“DFP”) projects. During the nine months ended September 30, 2024, the Company commenced 17 and completed 12 development or DFP projects. At September 30, 2024, the Company had 21 development or DFP projects under construction.

Dispositions

During the three months ended September 30, 2024, the Company disposed of two assets for net proceeds of $6.9 million and recognized a net gain of $1.9 million.

During the nine months ended September 30, 2024, the Company disposed of 18 assets for net proceeds of $63.6 million and recognized a net gain of $11.1 million.

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

	Three Months Ended		Variance
	September 30, 2024	September 30, 2023	(in dollars)	(percentage)
Rental Income	$154,292	$136,774	$17,518	13%
Real Estate Tax Expense	$11,935	$10,124	$1,811	18%
Property Operating Expense	$6,015	$5,518	$497	9%
Depreciation and Amortization Expense	$51,504	$45,625	$5,879	13%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.3 million, or 3%, to $9.1 million for the three months ended September 30, 2024, compared to $8.8 million for the three months ended September 30, 2023. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted in 2023 and 2024. General and administrative expenses as a percentage of total revenue decreased to 5.9% for the three months ended September 30, 2024 down from 6.5% for the three months ended September 30, 2023.

Interest expense increased $8.1 million, or 39%, to $28.9 million for the three months ended September 30, 2024, compared to $20.8 million for the three months ended September 30, 2023. The increase in interest expense was primarily a result of higher levels of borrowings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 in order to finance the acquisition and development of additional properties. Borrowings increased primarily from the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024 and the $350.0 million 2029 Unsecured Term Loan that closed in July 2023. Interest related to the $450.0 million 2034 Senior Unsecured Public Notes and related amortization of the original issuance discount and deferred financing costs resulted in an increase of $6.7 million in interest expense during the three months ended September 30, 2024. No such costs were incurred during the same period in 2023. The 2029 Unsecured Term Loan borrowing and related amortization of deferred financing costs resulted in an increase of $1.3 million in interest expense during the three months ended September 30, 2024 as compared to the same period in 2023.

The Company recognized a $2.7 million provision for impairment during the three months ended September 30, 2024, while $3.2 million was recognized during the three months ended September 30, 2023. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain on the sale of assets of $1.9 million was recognized on the sale of two assets during the three months ended September 30, 2024 as compared to a loss of less than $0.1 million on the sale of one asset during the three months ended September 30, 2023. Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices.  As a result, such gains and losses on sales are not necessarily comparable period-to-period.

Net income increased $2.8 million, or 7%, to $44.5 million for the three months ended September 30, 2024, compared to $41.7 million for the three months ended September 30, 2023.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $2.8 million, or 7%, to $42.5 million for the three months ended September 30, 2024, compared to $39.7 million for the three months ended September 30, 2023.

Comparison of Nine months Ended September 30, 2024 to Nine months Ended September 30, 2023

	Nine Months Ended		Variance
	September 30, 2024	September 30, 2023	(in dollars)	(percentage)
Rental Income	$456,139	$393,259	$62,880	16%
Real Estate Tax Expense	$33,357	$29,429	$3,928	13%
Property Operating Expense	$19,875	$18,120	$1,755	10%
Depreciation and Amortization Expense	$150,421	$129,020	$21,401	17%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as further described under Results of Operations - Overall above. In addition, during the nine months ended September 30, 2024 the Company recognized, within rental income, $2.0 million of termination income related to two lease agreements.

General and administrative expenses increased $2.2 million, or 9%, to $28.3 million for the nine months ended September 30, 2024, compared to $26.1 million for the nine months ended September 30, 2023. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted in 2023 and 2024. General and administrative expenses as a percentage of total revenue decreased to 6.2% for the nine months ended September 30, 2024 down from 6.6% for the nine months ended September 30, 2023.

Interest expense increased $21.1 million, or 36%, to $79.8 million for the nine months ended September 30, 2024, compared to $58.7 million for the nine months ended September 30, 2023. The increase in interest expense was primarily a result of higher levels of borrowings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 in order to finance the acquisition and development of additional properties. Borrowings increased primarily from the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024 and the $350.0 million 2029 Unsecured Term Loan that closed in July 2023. Interest related to the $450.0 million 2034 Senior Unsecured Public Notes and related amortization of the original issuance discount and deferred financing costs resulted in an increase of $10.3 million in interest expense during the nine months ended September 30, 2024.  No such costs were incurred during the same period in 2023. The 2029 Unsecured Term Loan borrowing and related amortization of deferred financing costs resulted in an increase of $9.7 million in interest expense during the nine months ended September 30, 2024.

The Company recognized a $7.2 million provision for impairment during the nine months ended September 30, 2024, while $4.5 million was recognized during the nine months ended September 30, 2023. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain of $11.1 million was recognized on the sale of 18 assets during the nine months ended September 30, 2024 compared to $0.3 million on the sale of two assets during the nine months ended September 30, 2023. The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices.  As a result, such gains and losses on sales are not necessarily comparable period-to-period.

Net income increased $20.1 million, or 16%, to $144.5 million for the nine months ended September 30, 2024, compared to $124.4 million for the nine months ended September 30, 2023.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $20.0 million, or 17%, to $138.4 million for the nine months ended September 30, 2024, compared to $118.4 million for the nine months ended September 30, 2023.

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

On August 8, 2024, the Company entered in the Fourth Amended and Restated Revolving Credit Agreement which provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility’s interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to adjustment based on changes in the Company's leverage ratio and credit ratings. In addition, in connection with the Company's ongoing environmental, social and governance ("ESG") initiatives, pricing on the Revolving Credit Facility may be reduced if specific ESG rating improvements are achieved.

As of September 30, 2024 the Revolving Credit Facility had a $49.0 million outstanding balance and bore interest of 5.66%, which is comprised of SOFR of 4.83%, the pricing grid spread of 72.5 basis points plus the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of September 30, 2024, cash provided from operations, and borrowings under its revolving credit facility. As of September 30, 2024, available cash and cash equivalents, including cash held in escrow, was $13.2 million. As of September 30, 2024, the Company had $49.0 million outstanding on its revolving credit facility and $1.20 billion available for future borrowings, subject to its compliance with covenants.

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

Capitalization

As of September 30, 2024, the Company’s total enterprise value was approximately $10.69 billion. Total enterprise value consisted of $7.82 billion of common equity (based on the September 30, 2024 closing price of the Company’s common stock on the NYSE of $75.33 per common share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.70 billion of total debt principal including (i) $49.0 million of borrowings under its Revolving Credit Facility; (ii) $2.26 billion of senior unsecured notes; (iii) $350.0 million under its unsecured term loan; (iv) $44.2 million of mortgage notes payable; less $13.2 million cash, cash equivalents and cash held in escrow. The Company’s total debt principal to total enterprise value was 25.3% as of September 30, 2024.

At September 30, 2024, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 103,870,296 shares of common stock outstanding as of September 30, 2024.

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

Preferred Stock Offering

As of September 30, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

2024 ATM Program

In February 2024, the Company entered into a $1.00 billion ATM program (the “2024 ATM Program”).  As of September 30, 2024, the Company has entered into forward sale agreements to sell an aggregate of 9,838,281 shares of common stock, for anticipated net proceeds of $664.1 million. During the three and nine months ended September 30, 2024, the Company settled 2,100,000 shares of these forward sales agreements for net proceeds of $126.4 million. The Company is required to settle the outstanding shares of common stock under the 2024 ATM Program between May 2025 and October 2025. After considering the shares of common stock sold subject to forward sale agreements under the 2024 ATM Program, the Company had approximately $328.8 million of availability under the 2024 ATM Program as of September 30, 2024.

The previous $750.0 million ATM program (the “2022 ATM Program”) was terminated simultaneously with the establishment of the 2024 ATM Program. As a result, no future issuances will occur under the 2022 ATM Program.

2022 ATM Program

Since the inception of the 2022 ATM Program in September 2022 and through the adoption of the 2024 ATM Program on February 16, 2024, the Company entered into forward sale agreements to sell an aggregate of 10,217,973 shares of common stock under the 2022 ATM Program, for anticipated net proceeds of $670.0 million. Through December 31, 2023, the Company settled 6,363,359 shares of these forward sale agreements for net proceeds of $433.4 million, after deducting fees and expenses. During the three and nine months ended September 30, 2024, the Company settled 800,000 shares of these forward sales agreements for net proceeds of $49.3 million. The Company is required to settle the remaining outstanding shares of common stock under the 2022 ATM Program by January 2025.

Debt

The table below summarizes the Company’s outstanding debt as of September 30, 2024 and December 31, 2023 (presented in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	September 30, 2024	December 31, 2023
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	5.66%		August 2028	$49,000	$227,000
Total Credit Facility				$49,000	$227,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes (4)	5.65%	5.63%	June 2034	450,000	—
Total Senior Unsecured Notes				$2,260,000	$1,810,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	1,901	2,618
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$44,151	$44,868

Total Principal Amount Outstanding				$2,703,151	$2,431,868

(1) The interest rate of the Revolving Credit Facility assumes SOFR as of September 30, 2024 of 4.83%.

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

Senior Unsecured Revolving Credit Facility

The Company’s Fourth Amended and Restated Revolving Credit Agreement provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to adjustment based on changes in the Company's leverage ratio and credit ratings.

As of September 30, 2024 the Revolving Credit Facility bore interest of 5.66%, which is comprised of SOFR of 4.83% the pricing grid spread of 72.5 basis points, and the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

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

Mortgage Notes Payable

As of September 30, 2024, the Company had total gross mortgage indebtedness of $44.2 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $77.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.74% as of September 30, 2024.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of September 30, 2024.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the nine months ended September 30, 2024 increased by $47.0 million over the same period in 2023, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $546.6 million lower during the nine months ended September 30, 2024, compared to the same period in 2023 primarily due to:

●	A $478.3 million decrease in cash used for property acquisitions as a result of the overall decrease in the level of acquisition activity;
●	A $60.3 million increase in proceeds from asset sales. The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	A $9.5 million decrease in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.

Financing - Net cash provided by financing activities decreased by $572.4 million during the nine months ended September 30, 2024, compared to the same period in 2023 primarily due to:

●	A $514.9 million decrease of net proceeds from the issuance of common stock;
●	A $21.8 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the three months ended September 30, 2024 of $3.000 per common share, represents a 2.9% increase over the annualized dividend amount of $2.916 per common share declared in the same period in 2023;
●	A $127.0 million increase of net repayments on the Revolving Credit Facility. Net repayments on the Revolving Credit Facility were $178.0 million during the nine months ended September 30, 2024 while $51.0 million of net repayments were completed over the same period in 2023;
●	A $8.5 million increase in payments for financing costs, driven by the Fourth Amendment to the Revolving Credit Facility completed in August 2024; and
●	A $94.7 million increase in proceeds from new debt issuance. During the nine months ended September 30, 2024, the Company received proceeds of $444.7 million from the issuance of the 2034 Senior Unsecured Public Notes in May 2024 while $350 million of proceeds were received in connection with the 2029 Unsecured Term Loan that closed in July 2023.

Material Cash Requirements

In conducting its business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Details on these obligations as of September 30, 2024, including expected settlement periods, is contained below (presented in thousands):

	2024
	(remaining)	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$246	$1,026	$629	$—	$—	$42,250	$44,151
Revolving Credit Facility (1)	—	—	—	—	49,000	—	49,000
Unsecured Term Loan	—	—	—	—	—	350,000	350,000
Senior Unsecured Notes	—	50,000	—	50,000	410,000	1,750,000	2,260,000
Land Lease Obligations	6,311	1,256	1,255	1,102	1,074	29,751	40,749
Estimated Interest Payments on Outstanding Debt (2)	27,842	110,119	109,191	107,935	100,841	324,916	780,844
Total	$34,399	$162,401	$111,075	$159,037	$560,915	$2,496,917	$3,524,744

(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the nine months ended September 30, 2024 the Company had 33 development or DFP projects completed or under construction, for which 21 remain under construction as of September 30, 2024. Anticipated total costs for the 21 projects are approximately $92.7 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended September 30, 2024, the Company declared monthly dividends of $0.250 per common share for July, August and September 2024. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2024, while September dividends and distributions were recorded as a liability on the condensed consolidated balance sheet at September 30, 2024 and were paid on October 15, 2024.

During the quarter ended September 30, 2024, the Company declared monthly dividends on the Series A Preferred Shares for July, August and September 2024.  The dividends payable for July and August were paid during the quarter. The September dividend was recorded as a liability on the condensed consolidated balance sheet at September 30, 2024 and was paid on October 1, 2024.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 (presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reconciliation from Net Income to Funds from Operations
Net income	$44,528	$41,657	$144,455	$124,446
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net income attributable to Operating Partnership common unitholders	42,669	39,798	138,877	118,868
Depreciation of rental real estate assets	33,941	29,769	99,438	84,498
Amortization of lease intangibles - in-place leases and leasing costs	17,056	15,258	49,476	43,356
Provision for impairment	2,694	3,195	7,224	4,510
(Gain) loss on sale or involuntary conversion of assets, net	(1,794)	20	(11,011)	(299)
Funds from Operations - Operating Partnership common unitholders	$94,566	$88,040	$284,004	$250,933

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,377	8,377	25,137	25,866
Core Funds from Operations - Operating Partnership common unitholders	$102,943	$96,417	$309,141	$276,799

Straight-line accrued rent	(3,332)	(2,795)	(9,675)	(8,942)
Stock-based compensation expense	2,780	2,172	7,993	6,180
Amortization of financing costs and original issue discounts	1,871	1,160	4,359	3,217
Non-real estate depreciation	507	598	1,507	1,166
Adjusted Funds from Operations - Operating Partnership common unitholders	$104,769	$97,552	$313,325	$278,420

Funds from Operations per common share and partnership unit - diluted	$0.93	$0.90	$2.81	$2.67
Core Funds from Operations per common share and partnership unit - diluted	$1.01	$0.99	$3.05	$2.94
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.03	$1.00	$3.10	$2.96

Weighted average shares and Operating Partnership common units outstanding
Basic	100,730,826	97,602,762	100,691,112	93,821,801
Diluted	102,062,930	97,697,092	101,230,477	94,079,978

Additional supplemental disclosure
Scheduled principal repayments	$243	$228	$717	$673
Capitalized interest	$425	$466	$1,126	$1,669
Capitalized building improvements	$6,714	$3,602	$10,504	$6,697

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

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (presented in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flow and sensitivity to interest rate changes.  Interest rates shown reflect the impact of the swap agreements employed to fix interest rates.

	2024
	(remaining)	2025	2026	2027	2028	Thereafter	Total
Mortgage Notes Payable	$246	$1,026	$629	$—	$—	$42,250	$44,151
Average Interest Rate	6.27%	6.27%	6.27%			3.63%

Revolving Credit Facility (1)	$—	$—	$—	$—	$49,000	$—	$49,000
Average Interest Rate			—		6.11%

Unsecured Term Loan	$—	$—	$—	$—	$—	$350,000	$350,000
Average Interest Rate (2)						4.52%

Senior Unsecured Notes	$—	$50,000	$—	$50,000	$410,000	$1,750,000	$2,260,000
Average Interest Rate		4.16%		4.26%	2.45%	4.06%

(1)	The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of September 30, 2024; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable SOFR rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of September 30, 2024, these interest rate swaps were valued as a liability of approximately $4.8 million.

In December 2023, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $150.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2025. In May 2024, the Company entered into a $150.0 million US Treasury lock which fixed the US Treasury rate on $150.0 million notional amount at 4.51% to hedge against variability in future cash flows resulting from changes in interest rates. Upon completion of the underwritten public offering of the 2034 Senior Unsecured Public Notes in May 2024, the Company terminated the $150.0 million forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock, receiving $4.4 million, net upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

During the quarter ended September 30, 2024, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending December 2025. As of September 30, 2024, these interest rate swaps are valued as a net liability of approximately $0.1 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2024.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $41.7 million and $2.14 billion, respectively, as of September 30, 2024. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended September 30, 2024 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
July 1, 2024 - July 31,2024	45	$67.90	—	—
August 1, 2024 - August 31, 2024	819	72.20	—	—
September 1, 2024 - September 30, 2024	129	74.81	—	—
Total	993	$72.34	—	—

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Mine Safety Disclosures

Not applicable.

ITEM 5.        Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

10.1

Fourth Amended and Restated Revolving Credit Agreement, dated August 8, 2024, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024).

10.2*+

First Amendment to Term Loan Agreement, dated as of August 8, 2024 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein.

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

101*

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and comprehensive income, (iii) the condensed consolidated statement of stockholders’ equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

+ Schedule and certain portions of this exhibit have been omitted pursuant to Items 601(a)(5) and 601(a)(6) of Regulation S-K.

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

Date: October 22, 2024