Form 10-K
period 2024-12-31
AGREE REALTY CORP
filed 2025-02-11
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ⌧

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $6,119,262,682 as of June 30, 2024, based on the closing price of $61.94 on the New York Stock Exchange on that date.

At February 10, 2025, there were 107,248,705 shares of common stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of macroeconomic conditions, including inflation and the potential impacts of pandemics, epidemics or other public health emergencies or fear of such events on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which macroeconomic trends may impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of macroeconomic conditions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; risks related to the impacts of artificial intelligence; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

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

Item 1:       Business

General

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.7% common interest as of December 31, 2024. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2024, the Company’s portfolio consisted of 2,370 properties located in all 50 states and totaling approximately 48.8 million square feet of Gross Leasable Area (“GLA”). The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 7.9 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

As of December 31, 2024, the Company had 75 full-time employees, covering accounting, acquisitions, asset management, development and construction, finance, information technology, legal, and people and culture.

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

Recent Developments

For a discussion of business developments that occurred in 2024, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.  Certain summarized highlights are contained below.

Investments and Disposition Activity

During 2024, the Company completed approximately $939.2 million of investments in net leased retail real estate. Total investment volume includes the acquisition of 242 properties for an aggregate purchase price of approximately $866.6 million, and the completed development of 21 properties for an aggregate cost of approximately $72.7 million. These  properties are net leased to tenants operating in 27 sectors and are located in 45 states. These assets are leased for a weighted average lease term of approximately 10.6 years.

During 2024, the Company sold 26 assets and land parcels for net proceeds of $94.3 million and recorded a net gain of $11.5 million.

Leasing

During 2024, excluding properties that were sold, the Company executed new leases, extensions or options on approximately 2,041,000 square feet of GLA throughout its portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $19.8 million.

Dividends

The Company increased its monthly dividend per common share from $0.247 to $0.25 in April 2024 and further increased the monthly dividend per common share to $0.253 in October 2024.

The December 2024 dividend per share of $0.253 represents an annualized dividend of $3.036 per share and an annualized dividend yield of approximately 4.3% based on the last reported sales price of our common stock listed on the NYSE of $70.45 on December 31, 2024.

The Company has routinely paid cash dividends to our common shareholders. Common cash dividends were paid quarterly for 107 consecutive quarters between 1994 and 2020 prior to moving to monthly common cash dividends in 2021. We have since paid 48 consecutive monthly dividends. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of common dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.

In addition to its common dividends, the Company paid monthly cash dividends on its 4.25% Series A Cumulative Redeemable Preferred Stock.

Financing

Equity

The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements. In October 2024, the Company entered into a $1.25 billion ATM program (the “October 2024 ATM Program”). The previous $1.00 billion ATM program (the “February 2024 ATM Program”) was terminated following the establishment of the October 2024 ATM Program. As a result, no future issuances will occur under the February 2024 ATM Program.

The following table summarizes the ATM programs that were in place during the years ended December 31, 2024, 2023 and 2022:

Program Year		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of December 31, 2024		Total Net Proceeds Anticipated or Received from Shares Sold ($ million)
February 2021	*	$500.0	5,453,975		5,453,975	-		$379.1
September 2022	*	$750.0	10,217,973		10,217,973	-		$670.3
February 2024	*	$1,000.0	10,409,017		2,775,498	7,633,519	(1)	$706.0
October 2024		$1,250.0	168,277	(3)	-	168,277	(2)	$12.9

*Applicable ATM program terminated and no future forward sales will occur under the program.

(1) The Company is required to settle the outstanding shares of common stock under the February 2024 ATM Program between June 2025 and October 2025.

(2) The Company is required to settle the outstanding shares of common stock under the October 2024 ATM Program by June 2026.

(3) After considering the shares of common stock sold subject to forward sale agreements under the October 2024 ATM Program, the Company had approximately $1.24 billion of availability under the October 2024 ATM Program as of December 31, 2024.

The following table summarizes the ATM activity completed during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Shares of common stock sold under the ATM programs	10,598,037	5,846,998	7,678,911
Shares of common stock settled under the ATM programs	6,630,112	6,117,768	5,699,566
Net proceeds received (in millions)	$403.8	$415.4	$397.2

Debt

In May 2024, the Operating Partnership completed an underwritten public offering of $450.0 million in aggregate principal amount of its 5.625% Notes due 2034 (the “2034 Senior Unsecured Public Notes”). The public offering was priced at 98.83% of the principal amount, resulting in net proceeds of $444.7 million. Upon completion of the underwritten public offering, the Company terminated $150.0 million of forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock that hedged the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. The proceeds from the underwritten public offering were used for general corporate purposes, including to reduce amounts outstanding under the Revolving Credit Facility (as defined below) and to fund property acquisitions and development activity.

In August 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).

The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to adjustment based on changes in the Company's leverage ratio and credit ratings. As of December 31, 2024, the Revolving Credit Facility had a $158.0 million outstanding balance and bore interest of 5.29%, which is comprised of SOFR of 4.46%, the pricing grid spread of 72.5 basis points, and the 10 basis point SOFR adjustment.

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

Developer Funding Platform: Our DFP collaborates with developers or retailers on their in-process developments. We offer construction expertise and access to capital to facilitate the successful completion of their projects. We typically take fee simple ownership of DFP projects upon completion.

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

Additionally, we sell common stock through forward sale agreements, enabling the Company to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds by the Company.

As of December 31, 2024, the Company’s ratio of total debt to enterprise value, assuming the conversion of common limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) into shares of common stock, was approximately 26.6%, and its ratio of total debt to total gross assets (before accumulated depreciation) was approximately 31.1%.

As of December 31, 2024, our total debt outstanding before deferred financing costs and original issue discount was $2.81 billion, including $43.9 million of secured mortgage debt that had a weighted average fixed interest rate of 3.73% and a weighted average maturity of 4.8 years, $2.61 billion of unsecured borrowings, which includes $350.0 million of unsecured term loans and $2.26 billion of unsecured notes, that had a weighted average fixed interest rate of 3.87% (including the effects of interest rate swap agreements) and a weighted average maturity of 6.2 years, and $158.0 million of floating rate borrowings under our Revolving Credit Facility at an interest rate of approximately 5.29%.

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

Significant Tenants

No tenant accounted for more than 10.0% of our annualized base rent as of December 31, 2024. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.

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

Americans with Disabilities Act of 1990

Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2024, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Human Capital

Team Members and Values

As of December 31, 2024, the Company had 75 full-time team members covering acquisitions, development, legal, asset management, accounting, finance, administrative, and executive functions as compared to 72 full-time team members as of December 31, 2023.

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

Our compensation philosophies include:

●	Total compensation that is both fair and competitive. The Company seeks fairness in total compensation with reference to external and internal comparisons.
●	Attract, retain and motivate team members. Compensation is used to achieve business objectives by attracting, retaining and motivating top talent.
●	Reward superior individual and Company performance on both a short-term and long-term basis. Performance-based pay aligns the interests of management with the interests of our stockholders and motivates and rewards individual efforts and company success.
●	Align executives’ and team members’ long-term interests with those of our stockholders. The Company seeks to align these interests by providing a significant portion of executive officer compensation in the form of restricted common stock and performance units. In addition, all team members are eligible to receive a portion of compensation in the form of restricted common stock.

The structure of our compensation programs balance incentive earnings for both short-term and long-term performance. Specifically, the programs include a base salary, incentive compensation through annual cash bonuses and equity participation, and a retirement plan with Company match.

The “Agree Wellness Program” affords team members paid time off and holidays, fully equipped on-site fitness amenities, and leaves of absence for specified events.  Insurance coverages are provided for all team members and their dependents, including medical, dental, vision, disability, and life insurance. The Company pays 100% of short-term, long-term, and life insurance premiums for team members and their families. The Company pays 100% of medical premiums for team members and their families for two plan options.

Environmental, Social and Governance (“ESG”)

As part of the Company’s commitment to continuously improving our understanding of and performance across material ESG topics, the Company engaged a third-party consultant since 2022 to help identify opportunities for improvement across our programs, policies, and disclosures to meet the expectations of our stakeholders. The Company executed an ongoing sustainability and ESG strategy to enhance our oversight structure, risk management, policies, data collection, reporting, and stakeholder engagement.   Additionally, the Company received Gold Level recognition from Green Lease Leaders for two consecutive years.

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

We engaged with our retail partners on shared sustainability initiatives at our properties, and executed green leases with various tenants, as well as systematically monitored ESG policies for current and prospective tenants. We continue working with our tenants and consultant to update our greenhouse gas emissions inventory.

Social, Company Culture and Team Members

The “Agree Wellness Program” focuses on physical and financial wellness to enhance team members’ well-being.  The Company believes that team members who are healthy, fit, financially secure and motivated are team members who achieve personal and professional success.  Ongoing professional development is offered to help all team members advance their careers.  The Company regularly sponsors local charities and has received numerous local awards recognizing its outstanding corporate culture and wellness initiatives. The Company supports healthy living through enhanced health insurance, an on-site gym, training and education, various complementary meal programs and many other benefits.

We support team members with cash compensation plans, equity ownership programs, retirement plans and ongoing access to financial planning resources. Team members are compensated for their performance and rewarded for their outstanding work. Alignment of individual, team, corporate and stockholder objectives provides for continuity, teamwork and increased collaboration. Our team members are paid commensurate with their qualifications, responsibilities, productivity, quality of work and adherence to our core values.

The Agree Culture Committee is composed of team members from departments throughout the organization. The Company’s Culture Committee hosts a variety of events that are focused on team building and camaraderie as well as contributing to the communities in which we live.

Governance, Fiduciary Duties and Ethics

We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its stockholders. We are committed to managing the Company for the benefit of our stockholders and are focused on maintaining good corporate governance.

Our board of directors has 10 directors, eight of whom are independent. Six new independent directors have been added since 2018. Independent directors meet regularly, without the presence of officers or team members. A Lead Independent Director was appointed in 2019.

The board of directors has adopted an insider trading policy that applies to all directors, officers and team members. The Company does not have a stockholder rights plan (“poison pill”) and maintains stock ownership guidelines for directors and certain executive officers requiring specified levels of stock ownership. Time-vested stock grants to officers and team members vest over a three-year period to provide long-term alignment, while performance-based stock grants to named executive officers utilize total shareholder return, with the amount of the grants intended to increase as total returns to stockholders increase, further enhancing alignment. Our board of directors has established a succession plan for the Chief Executive Officer to cover emergencies and other occurrences. Finally, the Company annually submits “say-on-pay” advisory votes to its stockholders.

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

Our properties are located in all 50 states throughout the United States and in particular, the state of Texas (where 151 properties out of 2,370 properties are located, or 6.8% of our annualized base rent was derived as of December 31, 2024), Illinois (140 properties, or 5.5% of our annualized base rent), Michigan (142 properties, or 5.5% of our annualized base rent), North Carolina (133 properties, or 5.2% of our annualized base rent), and Florida (129 properties, or 5.2% of our annualized rent). An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.

As of December 31, 2024, 9.2%, 9.2% and 8.1% of our annualized base rents were derived from tenants operating in the grocery store, home improvement, and tire and auto service sectors, respectively. Similarly, we have concentrations in other sectors such as convenience stores, dollar stores and auto parts. Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us. As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.

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

Our assessment that certain businesses are more insulated from e-commerce pressure than others may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants' ability to make rental payments to us and materially and adversely affect us.

We primarily invest in properties leased to tenants in sectors where a physical location is critical to the generation of sales and profits. Such tenants operate in sectors including grocery stores, home improvement, tire and automotive services and convenience stores. We believe many of these businesses have adopted effective omni-channel strategies that leverage their brick and mortar locations as a distinct competitive advantage against online only retailers and other competitors. In addition, they generally operate in sectors that are resilient through economic cycles. While we believe this to be the case, technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes and we rely on commercially available systems, software, tools and monitoring to provide infrastructure and security for processing, transmitting and storing information. Any failure, inadequacy or interruption could materially harm our business and/or damage our business relationships and our reputation. Our clients or other third parties with whom we do business may themselves become subject to cyberattacks or security incidents, over which we may have no control, and which could have an indirect adverse impact on them, us or our business relationship. Furthermore, our business is subject to risks from and may be impacted by cybersecurity attacks or cyber intrusion, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our business relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our team members, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events.

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants.

We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.

Potential risk of use of AI by cybercriminals

As AI technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. The AI-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems. If such AI-enhanced cyberattacks are successful, they could lead to substantial data breaches, loss of sensitive information, and significant financial and reputational damage.

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

There are risks associated with owning and leasing real estate. Although many of our leases contain terms that obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks. Income from and the value of our properties may be adversely affected by:

●	Changes in general or local economic conditions;
●	The attractiveness of our properties to potential tenants;
●	Changes in supply of or demand for similar or competing properties in an area;
●	Bankruptcies, financial difficulties or lease defaults by our tenants;
●	Changes in operating costs and expense and our ability to control rents;
●	Our ability to lease properties at favorable rental rates;
●	Our ability to sell a property when we desire to do so at a favorable price;
●	Property damage or casualty loss;
●	Impacts of climate change;
●	The potential risk of functional obsolescence of properties over time;
●	Changes in interest rates and the availability of financing;
●	Changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in the ADA and similar regulations and tax, real estate, environmental and zoning laws, and our potential liability thereunder.

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

A majority of our leases require our tenants to comply with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. However, we could be subject to strict liability under environmental laws because we own the properties. There are certain losses, including losses from environmental liabilities, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so.  There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our secured lenders and reduce our ability to service our secured debt and pay dividends to stockholders and any debt security interest payments. Environmental problems at any properties could also put us in default under loans secured by those properties, as well as loans secured by unaffected properties. As of December 31, 2024, we have not been notified by any governmental authority of any non-compliance, liability or other claim, and are not aware of any other environmental condition that we believe will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Uninsured losses relating to real property may adversely affect our operating results and cash flows and upon renewal of our insurance policies, our coverage may change and our costs may increase.

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

At December 31, 2024, our ratio of total debt to enterprise value (assuming conversion of Operating Partnership Common Units into shares of common stock) was approximately 26.6%. Incurring substantial debt may adversely affect our business and operating results by:

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

In addition, our bylaws contain a provision exempting any and all acquisitions by any person of shares of our stock from the control share acquisition statute.

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

An officer and member of our board of directors owns Operating Partnership Common Units. This individual may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment.

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

We also have a robust and rigorous oversight process for managing cybersecurity risks related to our third-party service providers. The process includes:

●	conducting due diligence and background checks on the potential service providers;
●	verifying their cybersecurity credentials, capabilities, and track record;

●	establishing clear and specific contractual terms and conditions regarding the Company’s cybersecurity expectations, obligations, and the responsibilities of the service providers;
●	conduct quarterly business reviews of service providers including security operations performance and recommendations; and
●	monitoring and auditing the service providers’ performance, compliance, reporting and escalation procedures for any cybersecurity issues or incidents identified through quarterly business reviews.

Risks from Cybersecurity Threats

While we face a variety of cybersecurity risks, such as phishing attempts, ransomware attacks, and unauthorized access attempts, such risks have not materially affected us to date, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see “Item 1A – Risk Factors - We face risks relating to information technology and cybersecurity attacks, loss of confidential information and other business disruptions” and “Item 1A – Risk Factors - The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants”.

Governance

Board of Directors’ Oversight

Our board of directors takes an active and informed role in our risk management policies and strategies. Our executive officers, which are responsible for our day-to-day risk management practices, present to the board of directors on the material risks to our Company, including risks related to information technology and cybersecurity.

The audit committee has formal oversight responsibility for cybersecurity and is responsible for reviewing the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. As part of the board of directors and audit committee’s oversight, the Chief Information Officer (“CIO”) provides quarterly updates to the audit committee with respect to security improvement projects, cybersecurity incidents, mitigation, and management.

Management’s Role Managing Risk

Our CIO is responsible for developing and overseeing matters related to cybersecurity and serves as the Company’s Chief Information Security Officer. The CIO has over 25 years of experience in information technology and is certified as an IT Business Relationship Management Professional (BRMP®), Six Sigma Blackbelt and Lean Office Champion. The CIO reports directly to the Chief Operating Officer, who is accountable for the overall information technology and security strategy and governance of the Company.

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

In connection with improving the management of cybersecurity risk, the Company has:

●	audited our systems with the help of information security consultants;
●	completed ransomware simulations and enhanced our Disaster Recovery and Business Continuity Plan to reflect lessons learned;
●	implemented information security policies to monitor for and notify if personnel take potentially malicious actions against the company, such as forwarding sensitive emails or uploading data to non-approved cloud services;
●	conducted recovery simulation of our proprietary database to determine restoration timing;
●	conducted penetration testing and remediated all issues identified; and
●	enhanced e-mail filtering software to limit the possibility of phishing or ransomware attacks.

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

Item 2:          Properties

As of December 31, 2024, the Company’s portfolio consisted of 2,370 properties located in all 50 states and totaling approximately 48.8 million square feet of GLA.

As of December 31, 2024, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 7.9 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification

The following table presents annualized base rents for all tenants that generated 1.5% or greater of our total annualized base rent as of December 31, 2024:

($ in thousands)
	Annualized	% of Ann.
Tenant / Concept	Base Rent (1)	Base Rent
Walmart	$38,460	6.2%
Tractor Supply	30,800	5.0%
Dollar General	28,115	4.5%
Best Buy	21,130	3.4%
TJX Companies	19,614	3.2%
CVS	19,599	3.2%
Hobby Lobby	18,200	2.9%
Dollar Tree	18,170	2.9%
Lowe's	17,884	2.9%
O'Reilly Auto Parts	17,798	2.9%
Kroger	17,102	2.8%
Gerber Collision	15,039	2.4%
7-Eleven	14,164	2.3%
Burlington	14,019	2.3%
Sunbelt Rentals	13,887	2.2%
Sherwin-Williams	11,809	1.9%
Home Depot	10,680	1.7%
Wawa	9,916	1.6%
Other(2)	284,335	45.7%
Total	$620,721	100.0%
(1)	Represents annualized base rent on a straight-line basis as of December 31, 2024.
(2)	Includes tenants generating less than 1.5% of annualized contractual base rent.

Tenant Sector Diversification

The following table presents annualized base rents for all sectors as of December 31, 2024:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Grocery Stores	$57,424	9.2%
Home Improvement	56,977	9.2%
Tire and Auto Service	50,125	8.1%
Convenience Stores	46,546	7.5%
Dollar Stores	45,076	7.3%
Auto Parts	39,893	6.4%
Off-Price Retail	38,579	6.2%
General Merchandise	33,904	5.5%
Farm and Rural Supply	32,572	5.2%
Consumer Electronics	24,581	4.0%
Pharmacy	24,550	4.0%
Crafts and Novelties	20,519	3.3%
Discount Stores	15,808	2.5%
Warehouse Clubs	15,742	2.5%
Health Services	15,297	2.5%
Equipment Rental	14,943	2.4%
Dealerships	13,346	2.1%
Restaurants - Quick Service	11,581	1.9%
Health and Fitness	11,276	1.8%
Sporting Goods	7,345	1.2%
Financial Services	7,187	1.2%
Specialty Retail	6,919	1.1%
Restaurants - Casual Dining	5,704	0.9%
Theaters	3,854	0.6%
Shoes	3,803	0.6%
Pet Supplies	3,783	0.6%
Home Furnishings	3,672	0.6%
Beauty and Cosmetics	3,493	0.6%
Entertainment Retail	2,323	0.4%
Apparel	2,016	0.3%
Miscellaneous	1,259	0.2%
Office Supplies	624	0.1%
Total	$620,721	100.0%
(1)	Represents annualized base rent on a straight-line basis as of December 31, 2024.

Geographic Diversification

The following table presents annualized base rents, by state, for our portfolio as of December 31, 2024:

($ in thousands)
	Annualized	% of Ann.
Tenant Sector	Base Rent (1)	Base Rent
Texas	$42,218	6.8%
Illinois	34,178	5.5%
Michigan	33,967	5.5%
North Carolina	32,412	5.2%
Florida	32,410	5.2%
Ohio	32,390	5.2%
Pennsylvania	28,539	4.6%
New York	28,134	4.5%
California	25,454	4.1%
Georgia	24,876	4.0%
New Jersey	23,877	3.8%
Wisconsin	18,122	2.9%
Missouri	17,365	2.8%
Mississippi	15,626	2.5%
South Carolina	15,597	2.5%
Virginia	15,463	2.5%
Louisiana	15,221	2.5%
Kansas	13,694	2.2%
Minnesota	13,620	2.2%
Connecticut	13,211	2.1%
Tennessee	12,098	1.9%
Massachusetts	11,654	1.9%
Indiana	11,543	1.9%
Alabama	11,091	1.8%
Oklahoma	9,452	1.5%
Other(2)	88,509	14.4%
Total	$620,721	100.0%
(1)	Represents annualized base rent on a straight-line basis as of December 31, 2024.
(2)	Includes states generating less than 1.5% of annualized contractual base rent.

Lease Expirations

The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2024, assuming that no tenants exercise renewal options:

($ and GLA in thousands)
		Annualized Base Rent (1)		Gross Leasable Area
	Number of		% of		% of
Year	Leases	Dollars	Total	Square Feet	Total
2025	41	$7,660	1.2%	820	1.7%
2026	122	26,117	4.2%	2,648	5.5%
2027	166	37,851	6.1%	3,538	7.3%
2028	175	45,848	7.4%	4,085	8.4%
2029	207	64,977	10.5%	6,270	12.9%
2030	297	63,787	10.3%	5,070	10.4%
2031	190	44,758	7.2%	3,286	6.8%
2032	243	50,903	8.2%	3,742	7.7%
2033	212	48,454	7.8%	3,825	7.9%
2034	201	45,363	7.3%	2,930	6.0%
Thereafter	698	185,003	29.8%	12,364	25.4%
Total	2,552	$620,721	100.0%	48,578	100.0%
(1)	Represents annualized base rent on a straight-line basis as of December 31, 2024.

Developments

During the year ended December 31, 2024, the Company had 41 development or DFP projects completed or under construction, for which 20 remained under construction as of December 31, 2024. Anticipated total costs for the 20 projects are approximately $107.3 million.

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

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividend Policy

The Company’s common stock is traded on the NYSE under the symbol “ADC.” At February 10, 2025, there were 107,248,705 shares of our common stock issued and outstanding which were held by approximately 160 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 10, 2025 there were 347,619 outstanding Operating Partnership Common Units held by a limited partner other than our Company. The Operating Partnership Common Units are exchangeable into shares of common stock on a one-for-one basis.

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

Issuer Purchases of Equity Securities

Common stock repurchases during the three months ended December 31, 2024 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
October 1, 2024 - October 31, 2024	—	$—	—	—
November 1, 2024 - November 30, 2024	192	76.67	—	—
December 1, 2024 - December 31, 2024	50	70.98	—	—
Total	242	$75.50	—	—

During the three months ended December 31, 2024, the Company withheld 242 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024.

Equity Compensation Plans

For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6:        [Reserved]

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the NYSE in 1994.  The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.7% common interest as of December 31, 2024.  Refer to Note 1-Organization in the notes to the consolidated financial statements in this Form 10-K for further information on the ownership structure.  Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of December 31, 2024, the Company’s portfolio consisted of 2,370 properties located in all 50 states and totaling approximately 48.8 million square feet of GLA. The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 7.9 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.2% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $6.74 billion in net investment amount representing 2,135 properties with 44.2 million square feet of GLA as of December 31, 2023 to approximately $7.42 billion in net investment amount representing 2,370 properties with 48.8 million square feet of GLA at December 31, 2024. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2024 on acquisitions that were made during 2023. Similarly, the full rental income impact of acquisitions made during 2024 will not be seen until 2025.

Acquisitions

During the year ended December 31, 2024, the Company acquired 242 retail net lease assets for approximately $874.5 million, which includes acquisition and closing costs. These properties are located in 44 states and are leased to tenants operating in 27 diverse retail sectors for a weighted average lease term of approximately 10.4 years. The underwritten weighted-average capitalization rate on the acquisitions was 7.5%.1

Dispositions

During the year ended December 31, 2024, the Company sold 26 assets and land parcels for net proceeds of $94.3 million and recorded a net gain of $11.5 million. The weighted-average capitalization rate on the dispositions was 6.7%.1

Development and Developer Funding Platform

During the year ended December 31, 2024, the Company commenced 25 development and DFP projects. At December 31, 2024, the Company had 20 development or DFP projects under construction.

1 When used within this discussion, “weighted average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sale prices for occupied properties.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

	Year Ended		Variance
	December 31, 2024	December 31, 2023	(in dollars)	(percentage)
Rental Income	$616,822	$537,403	$79,419	15%
Real Estate Tax Expense	$46,882	$40,092	$6,790	17%
Property Operating Expense	$26,349	$24,961	$1,388	6%
Depreciation and Amortization Expense	$206,987	$176,277	$30,710	17%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the year ended December 31, 2024 compared to the year ended December 31, 2023, as further described under Results of Operations - Overall above.

General and administrative expenses increased $2.4 million, or 7%, to $37.2 million for the year ended December 31, 2024, compared to $34.8 million for the year ended December 31, 2023. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock based compensation expense as a result of changing the vesting period for awards granted in 2023 and 2024. General and administrative expenses as a percentage of total revenue decreased to 6.0% for the year ended December 31, 2024 from 6.5% for the year ended December 31, 2023.

Interest expense increased $27.8 million, or 34%, to $108.9 million for the year ended December 31, 2024, compared to $81.1 million for the year ended December 31, 2023. The increase in interest expense was primarily a result of higher levels of borrowings during the year ended December 31, 2024 compared to the year ended December 31, 2023 in order to finance the acquisition and development of additional properties. Borrowings increased due to the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024 and the $350.0 million 2029 Unsecured Term Loan (defined below) that closed in July 2023. The 2034 Senior Unsecured Public Notes and 2029 Unsecured Term Loan resulted in increases in interest expense and related amortization of the original issuance discount and deferred financing costs during the year ended December 31, 2024 of $17.0 million and $9.8 million, respectively.

The Company recognized $7.2 million provision for impairment during both years ended December 31, 2024 and 2023. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain of $11.5 million was recognized on the sale of 26 assets and land parcels during the year ended December 31, 2024, compared to a net gain of $1.8 million recognized on the sale of six assets during the year ended December 31, 2023.  The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices.  As a result, such gains on sales are not necessarily comparable period-to-period.

Net income increased $19.3 million, or 11%, to $189.8 million for the year ended December 31, 2024, compared to $170.5 million for the year ended December 31, 2023. The change was the result of the growth in the portfolio partially offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $19.3 million, or 12% to $181.8 million for the year ended December 31, 2024, compared to $162.5 million for the year ended December 31, 2023.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on our outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of December 31, 2024, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving

Credit Facility. As of December 31, 2024, we had over $2.00 billion of liquidity, which consisted of cash and cash equivalents of $6.4 million, unsettled forward equity of $919.9 million and $1.09 billion of availability under our Revolving Credit Facility, subject to compliance with covenants.

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

Capitalization

As of December 31, 2024, the Company’s total enterprise value was approximately $10.56 billion. Total enterprise value consisted of $7.58 billion of common equity (based on the December 31, 2024 closing price of Company common stock on the NYSE of $70.45 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value), and $2.81 billion of total debt including (i) $158.0 million of borrowings under its Revolving Credit Facility; (ii) $2.26 billion of senior unsecured notes; (iii) $350.0 million of unsecured term loans (iv) $43.9 million of mortgage notes payable; less $6.4 million cash, cash equivalents and cash held in escrow. The Company’s total debt to total enterprise value was 26.6% at December 31, 2024.

At December 31, 2024, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 107,596,324 shares of common stock outstanding at December 31, 2024.

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

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. The Company settled all of these forward sale agreements during the year ended December 31, 2022 resulting in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments.

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

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the year ended December 31, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of December 31, 2024, the Company has not settled any of these shares. Upon settlement, the offering is anticipated to raise net proceeds of approximately $368.0 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of December 31, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

ATM Programs

The Company enters into ATM programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements. In October 2024, the Company entered into the $1.25 billion October 2024 ATM Program. The previous $1.00 billion February 2024 ATM program was terminated following the establishment of the October 2024 ATM Program. As a result, no future issuances will occur under the February 2024 ATM Program.

The following table summarizes the ATM programs that were in place during the years ended December 31, 2024, 2023 and 2022:

Program Year		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of December 31, 2024		Total Net Proceeds Anticipated or Received from Shares Sold ($ million)
February 2021	*	$500.0	5,453,975		5,453,975	-		$379.1
September 2022	*	$750.0	10,217,973		10,217,973	-		$670.3
February 2024	*	$1,000.0	10,409,017		2,775,498	7,633,519	(1)	$706.0
October 2024		$1,250.0	168,277	(3)	-	168,277	(2)	$12.9

*Applicable ATM program terminated and no future forward sales will occur under the program.

(1) The Company is required to settle the outstanding shares of common stock under the February 2024 ATM Program between June 2025 and October 2025.

(2) The Company is required to settle the outstanding shares of common stock under the October 2024 ATM Program by June 2026.

(3) After considering the shares of common stock sold subject to forward sale agreements under the October 2024 ATM Program, the Company had approximately $1.24 billion of availability under the October 2024 ATM Program as of December 31, 2024.

The following table summarizes the ATM activity completed during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Shares of common stock sold under the ATM programs	10,598,037	5,846,998	7,678,911
Shares of common stock settled under the ATM programs	6,630,112	6,117,768	5,699,566
Net proceeds received (in millions)	$403.8	$415.4	$397.2

Debt

The below table summarizes the Company’s outstanding debt as of December 31, 2024 and 2023 (presented in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	December 31, 2024	December 31, 2023
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	5.29%		August 2028	$158,000	$227,000
Total Credit Facility				$158,000	$227,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes (4)	5.65%	5.63%	June 2034	450,000	—
Total Senior Unsecured Notes				$2,260,000	$1,810,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	1,654	2,618
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$43,904	$44,868

Total Principal Amount Outstanding				$2,811,904	$2,431,868

(1) The interest rate of the Revolving Credit Facility assumes our SOFR borrowing rate as of December 31, 2024 of 4.46%.

(2) The interest rate of the Unsecured Term Loan reflects the spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

(3) All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.

(4) The principal amounts outstanding are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility

In August 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides for a $1.25 billion senior unsecured revolving credit facility. The Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. The margins for the Revolving Credit Facility are subject to adjustment based on changes in the Company's leverage ratio and credit ratings.

As of December 31, 2024 the Revolving Credit Facility had a $158.0 million outstanding balance and bore interest of 5.29%, which is comprised of SOFR of 4.46%, the pricing grid spread of 72.5 basis points, and the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

In connection with entering into the Fourth Amended and Restated Revolving Credit Agreement, during the year ended December 31, 2024, the Company recognized $0.4 million of additional interest expense related to the acceleration of unamortized facility fees as a result of the changes to the banks participating in the Revolving Credit Facility.

Prior to entering into the Fourth Amended and Restated Revolving Credit Agreement, the Company had a $1.0 billion revolving credit facility under the First Amendment to the Third Amended and Restated Revolving Credit Agreement. The interest rate under the previous credit facility was based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. Interest under the previous Revolving Credit Facility was comprised of SOFR, the applicable pricing grid spread of 77.5 basis points and the 10 basis point SOFR adjustment. The previous credit facility had a maturity date of January 2026 with options to extend the maturity date to January 2027.

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

Unsecured Term Loan

In July 2023, the Company closed on the 2029 Unsecured Term Loan, an unsecured $350.0 million 5.5-year term loan which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The First Amendment amends the 2029 Unsecured Term Loan implementing various covenant and technical amendments to make the 2029 Unsecured Term Loan’s provisions consistent with corresponding provisions in the Revolving Credit Facility (see “Senior Unsecured Revolving Credit Facility” above). The First Amendment does not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.

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

In May 2024, the Operating Partnership completed an underwritten public offering of $450.0 million in aggregate principal amount of its 5.625% Notes due 2034. The public offering was priced at 98.83% of the principal amount, resulting in net proceeds of $444.7 million. Upon completion of the underwritten public offering, the Company terminated $150.0 million of forward-starting interest rate swap agreements as well as the $150.0 million US Treasury lock that hedged the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. The proceeds from the underwritten public offering were used for general corporate purposes, including to reduce amounts outstanding under the Revolving Credit Facility and to fund property acquisitions and development activity.

Mortgage Notes Payable

As of December 31, 2024, the Company had total gross mortgage indebtedness of $43.9 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $76.3 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.73% as of December 31, 2024.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2024.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2024 increased by $40.4 million over the year ended December 31, 2023, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $389.6 million lower during the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to:

●	$328.8 million decrease in cash used for property acquisitions as a result of the overall decrease in the level of acquisition activity;
●	$80.5 million increase in proceeds from asset sales. The increase was primarily due to the growth in disposition volume during 2024 as compared to 2023. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	$17.7 million increase in cash used for development of real estate investments and other assets due to increase in the number of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.

Financing - Net cash provided by financing activities decreased by $423.7 million during the year ended December 31,

2024, compared to the year ended December 31, 2023 primarily due to:

●	$287.0 million decrease of net proceeds from the issuance of common stock;
●	$26.0 million increase in total dividends and distributions paid as a result of the increase in the number of common shares outstanding as well as the increase in the common stock dividend rate. The Company’s annual common stock dividend declared during the year ended December 31, 2024 of $3.000 per common share, represents a 2.8% increase over the annual dividend amount of $2.919 per common share declared during 2023;
●	$196.0 million change in net repayments on the Revolving Credit Facility. Net repayments on the Revolving Credit Facility were $69.0 million during the year ended December 31, 2024 while $127.0 million of net borrowings were completed over the same period in 2023;
●	$8.4 million increase in payments for financing costs, driven by the Fourth Amendment to the Revolving Credit Facility completed in August 2024;
●	$6.1 million increase in payments as a result of the acquisition of the fee interest in land that was previously under a finance lease; and
●	$94.7 million increase in proceeds from new debt issuance. During the year ended December 31, 2024, the Company received proceeds of $444.7 million from the issuance of the 2034 Senior Unsecured Public Notes in May 2024 while $350.0 million of proceeds were received in connection with the 2029 Unsecured Term Loan that closed in July 2023.

Material Cash Requirements

In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Details on these obligations as of December 31, 2024, including expected settlement periods, is contained below (presented in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$1,025	$629	$—	$—	$42,250	$—	$43,904
Revolving Credit Facility (1)	—	—	—	158,000	—	—	158,000
Unsecured Term Loan	—	—	—	—	350,000	—	350,000
Senior Unsecured Notes	50,000	—	50,000	410,000	100,000	1,650,000	2,260,000
Land Lease Obligations	1,546	1,552	1,413	1,385	1,376	34,478	41,750
Estimated Interest Payments on Outstanding Debt (2)	114,404	113,475	112,220	102,925	120,405	201,274	764,703
Total	$166,975	$115,656	$163,633	$672,310	$614,031	$1,885,752	$3,618,357
(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the year ended December 31, 2024, the Company had 41 development or DFP projects completed or under construction, for which 20 remain under construction as of December 31, 2024. Anticipated total costs for the 20 projects are approximately $107.3 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.

Dividends

During 2024, the Company declared monthly dividends totaling $3.000 per common share. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The December dividends and distributions were recorded as a liability on the consolidated balance sheets at December 31, 2024 and were paid on January 15, 2025.

During 2024, the Company declared monthly dividends on the Series A Preferred Shares totaling $1.063 per Depositary Share. The December dividend was recorded as a liability on the consolidated balance sheets at December 31, 2024 and was paid on January 2, 2025.

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

The following table provides a reconciliation of net income to FFO, Core FFO, and AFFO for the years ended December 31, 2024, 2023 and 2022 (presented in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Reconciliation from Net Income to Funds from Operations
Net income	$189,832	$170,547	$153,035
Less Series A preferred stock dividends	7,437	7,437	7,437
Net income attributable to Operating Partnership common unitholders	182,395	163,110	145,598
Depreciation of rental real estate assets	137,835	115,617	88,685
Amortization of lease intangibles - in-place leases and leasing costs	67,128	58,967	44,107
Provision for impairment	7,224	7,175	1,015
(Gain) loss on sale or involuntary conversion of assets, net	(11,441)	(1,849)	(5,258)
Funds from Operations - Operating Partnership common unitholders	$383,141	$343,020	$274,147

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	33,571	33,430	33,563
Core Funds from Operations - Operating Partnership common unitholders	$416,712	$376,450	$307,710

Straight-line accrued rent	(12,711)	(12,142)	(13,176)
Stock-based compensation expense	10,805	8,338	6,464
Amortization of financing costs and original issue discounts	5,988	4,403	3,141
Non-real estate depreciation	2,024	1,693	778
Adjusted Funds from Operations - Operating Partnership common unitholders	$422,818	$378,742	$304,917

Funds from Operations per common share and partnership unit - diluted	$3.75	$3.58	$3.45
Core Funds from Operations per common share and partnership unit - diluted	$4.08	$3.93	$3.87
Adjusted Funds from Operations per common share and partnership unit - diluted	$4.14	$3.95	$3.83

Weighted average shares and Operating Partnership common units outstanding
Basic	101,446,871	95,539,028	79,006,952
Diluted	102,223,923	95,785,031	79,512,005

Additional supplemental disclosure
Scheduled principal repayments	$963	$905	$850
Capitalized interest	$1,599	$1,957	$1,261
Capitalized building improvements	$12,905	$9,819	$7,945

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

	2025	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$1,025	$629	$—	$—	$42,250	$—	$43,904
Average Interest Rate	6.27%	6.27%			3.63%

Revolving Credit Facility (1)	$—	$—	$—	$158,000	$—	$—	$158,000
Average Interest Rate				5.43%

Unsecured Term Loan	$—	$—	$—	$—	$350,000	$—	$350,000
Average Interest Rate (2)					4.52%

Senior Unsecured Notes	$50,000	$—	$50,000	$410,000	$100,000	$1,650,000	$2,260,000
Average Interest Rate	4.16%		4.26%	2.45%	4.19%	4.05%
(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of December 31, 2024; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the Senior Unsecured Term Loan which matures January 2029. As of December 31, 2024, these interest rate swaps were valued as an asset of approximately $5.2 million.

In August and September 2024, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending April 2026. As of December 31, 2024, these interest rate swaps are valued as an asset of approximately $12.3 million.

The Company does not use derivative instruments for trading or other speculative purposes, and the Company did not have any other derivative instruments as of December 31, 2024.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.6 million and $2.08 billion, respectively, as of December 31, 2024. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

At December 31, 2024, our outstanding Mortgage Notes Payable and Senior Unsecured Notes had fixed interest rates. Interest on our Revolving Credit Facility and Unsecured Term Loan is variable, and as a result, we are subject to interest rate risk with respect to such floating-rate debt.

Assuming no change in the outstanding borrowings under the Revolving Credit Facility during fiscal 2025, a hypothetical 100-basis point increase or decrease in market interest rates sustained throughout the year would change our annual interest expense by $1.6 million.

The variable interest rate feature on our Unsecured Term Loan has been mitigated by interest rate swap agreements.

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

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

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

Item 9B:       Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 9C:       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10:       Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters–The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; and “Additional Information – Proposals for 2025 Annual Meeting”

Item 11:       Executive Compensation

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

Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2024.

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrant and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	2,000,000	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	2,000,000
(1)	Relates to various stock-based awards available for issuance under the Agree Realty Corporation 2024 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

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
● Reports of Independent Registered Public Accounting Firm
● Consolidated Balance Sheets as of December 31, 2024 and 2023
● Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
● Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023 and 2022
● Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
● Notes to the Consolidated Financial Statements

15(a)(2).	The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.2.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

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

4.19

Indenture Officer’s Certificate, dated as of May 13, 2024, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.20	Form of Global Note for 5.625% Notes due 2032 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.21

Form of 2034 Guarantee by and among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

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

10.2+	Summary of Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.3.1+	Agree Realty Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

10.8

Reimbursement Agreement, dated as of October 3, 2023 by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2024).

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

10.13+

Employment Agreement, dated October 1, 2023, by and between Agree Realty Corporation and Joel Agree (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 24, 2023).

10.14+

Employment Agreement dated June 18, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.15.1+

Addendum to Employment Agreement dated August 19, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.16

Second Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2021).

10.17

Fourth Amended and Restated Credit Agreement, dated as of August 8, 2024, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024).

10.18+

Employment Agreement, dated January 5, 2022, between Agree Realty Corporation and Peter Coughenour (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.19.1

Term Loan Agreement, dated as of July 31, 2023 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023).

10.19.2

First Amendment to Term Loan Agreement, dated as of August 8, 2024 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2024).

19.1*	Agree Realty Corporation Insider Trading Policy, adopted September 4, 2019, and amended December 7, 2024.

21*	Subsidiaries of Agree Realty Corporation.

22*	Subsidiary Guarantors of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

97.1

Agree Realty Corporation Compensation Recovery Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101*

The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations and comprehensive income, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 11, 2025 expressed an unqualified opinion on those financial statements.

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

Charlotte, North Carolina

February 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Agree Realty Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of the measurement of fair values used in accounting for acquisitions of real estate

As described further in Notes 2 and 4 to the financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. During 2024, the Company purchased 242 retail net lease assets for approximately $874.5 million, which includes acquisition and closing costs. We identified the evaluation of the measurement of fair values used in accounting for acquisitions of real estate as a critical audit matter.

The principal consideration for our determination that the evaluation of the measurement of fair values used in accounting for acquisitions of real estate is a critical audit matter is that auditing management’s determination of fair value was complex and involved subjectivity. In particular, the fair value measurements are sensitive to significant assumptions. Those significant assumptions include market land value and market rent.

Our audit procedures related to the evaluation of fair values used in accounting for acquisitions of real estate included the following, among others.

•	We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls to allocate the purchase price of real estate acquisitions, including internal controls over the selection and review of inputs and assumptions used to estimate fair value.
•	For a selection of real estate acquisitions, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of key inputs and assumptions used to determine fair value by comparing the Company’s market land and market rent values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.
•	For a selection of real estate acquisitions and leases, we compared the Company’s market land and market rent values to independently developed ranges for reasonableness and to consider if management bias was present.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Charlotte, North Carolina

February 11, 2025

AGREE REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	December 31,	December 31,
	2024	2023
ASSETS
Real Estate Investments
Land	$2,514,167	$2,282,354
Buildings	5,412,564	4,861,692
Less accumulated depreciation	(564,429)	(433,958)
	7,362,302	6,710,088
Property under development	55,806	33,232
Net Real Estate Investments	7,418,108	6,743,320

Real Estate Held for Sale, net	—	3,642
Cash and Cash Equivalents	6,399	10,907
Cash Held in Escrow	—	3,617
Accounts Receivable - Tenants, net	106,416	82,954
Lease Intangibles, net of accumulated amortization of $461,419 and $360,061 at December 31, 2024 and December 31, 2023, respectively	864,937	854,088
Other Assets, net	90,586	76,308

Total Assets	$8,486,446	$7,774,836

LIABILITIES
Mortgage Notes Payable, net	$42,210	$42,811
Unsecured Term Loan, net	347,452	346,798
Senior Unsecured Notes, net	2,237,759	1,794,312
Unsecured Revolving Credit Facility	158,000	227,000
Dividends and Distributions Payable	27,842	25,534
Accounts Payable, Accrued Expenses, and Other Liabilities	116,273	101,401
Lease Intangibles, net of accumulated amortization of $46,003 and $42,813 at December 31, 2024 and December 31, 2023, respectively	46,249	36,827

Total Liabilities	2,975,785	2,574,683

Commitments and Contingencies (Note 11)

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at December 31, 2024 and December 31, 2023	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 107,248,705 and 100,519,355 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in-capital	5,765,582	5,354,120
Dividends in excess of net income	(470,622)	(346,473)
Accumulated other comprehensive income	40,076	16,554

Total Equity - Agree Realty Corporation	5,510,046	5,199,211
Non-controlling interest	615	942
Total Equity	5,510,661	5,200,153

Total Liabilities and Equity	$8,486,446	$7,774,836

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

	Year Ended
	2024	2023	2022
Revenues
Rental income	$616,822	$537,403	$429,632
Other	273	92	182
Total Revenues	617,095	537,495	429,814

Operating Expenses
Real estate taxes	46,882	40,092	32,079
Property operating expenses	26,349	24,961	18,585
Land lease expense	1,618	1,664	1,617
General and administrative	37,233	34,788	30,121
Depreciation and amortization	206,987	176,277	133,570
Provision for impairment	7,224	7,175	1,015
Total Operating Expenses	326,293	284,957	216,987

Gain on sale of assets, net	11,508	1,849	5,341
Loss on involuntary conversion, net	(67)	—	(83)
Income from Operations	302,243	254,387	218,085

Other (Expense) Income
Interest expense, net	(108,904)	(81,119)	(63,435)
Income and other tax expense	(4,306)	(2,910)	(2,860)
Other income	799	189	1,245
Net Income	189,832	170,547	153,035

Less net income attributable to non-controlling interest	635	588	598
Net income attributable to Agree Realty Corporation	189,197	169,959	152,437
Less Series A preferred stock dividends	7,437	7,437	7,437
Net Income Attributable to Common Stockholders	$181,760	$162,522	$145,000

Net Income Per Share Attributable to Common Stockholders
Basic	$1.79	$1.70	$1.84
Diluted	$1.78	$1.70	$1.83

Other Comprehensive Income
Net income	$189,832	$170,547	$153,035
Amortization of interest rate swaps	(2,781)	(2,519)	(684)
Change in fair value and settlement of interest rate swaps	26,383	(4,501)	29,881
Total comprehensive income	213,434	163,527	182,232
Less comprehensive income attributable to non-controlling interest	715	565	741

Comprehensive Income Attributable to Agree Realty Corporation	$212,719	$162,962	$181,491

Weighted Average Number of Common Shares Outstanding - Basic	101,099,252	95,191,409	78,659,333

Weighted Average Number of Common Shares Outstanding - Diluted	101,876,304	95,437,412	79,164,386

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per-share data)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2021	7,000	$175,000	71,285,311	$7	$3,395,549	$(147,366)	$(5,503)	$1,629	$3,419,316
Issuance of common stock, net of issuance costs	—	—	18,799,566	2	1,257,821	—	—	—	1,257,823
Repurchase of common shares	—	—	(30,366)	—	(1,912)	—	—	—	(1,912)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	129,099	—	648	—	—	—	648
Forfeiture of restricted stock	—	—	(10,186)	—	(61)	—	—	—	(61)
Stock-based compensation	—	—	—	—	6,525	—	—	—	6,525
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(225,766)	—	(978)	(226,744)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	29,054	143	29,197
Net income	—	7,437	—	—	—	145,000	—	598	153,035
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	10,267,768	1	689,896	—	—	—	689,897
Repurchase of common shares	—	—	(36,780)	—	(2,684)	—	—	—	(2,684)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	129,775	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(14,832)	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	—	—	8,349	—	—	—	8,349
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(280,863)	—	(1,015)	(281,878)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(6,997)	(23)	(7,020)
Net income	—	7,437	—	—	—	162,522	—	588	170,547
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Issuance of common stock, net of issuance costs	—	—	6,630,112	—	402,938	—	—	—	402,938
Repurchase of common shares	—	—	(39,318)	—	(2,281)	—	—	—	(2,281)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(9,100)	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	—	—	10,830	—	—	—	10,830
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(305,909)	—	(1,042)	(306,951)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	23,522	80	23,602
Net income	—	7,437	—	—	—	181,760	—	635	189,832
Balance, December 31, 2024	7,000	$175,000	107,248,705	$10	$5,765,582	$(470,622)	$40,076	$615	$5,510,661

Cash dividends declared per depositary share of Series A preferred stock:
For the twelve months ended December 31, 2022		$1.063
For the twelve months ended December 31, 2023		$1.063
For the twelve months ended December 31, 2024		$1.063

Cash dividends declared per common share:
For the twelve months ended December 31, 2022				$2.805
For the twelve months ended December 31, 2023				$2.919
For the twelve months ended December 31, 2024				$3.000

See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net income	$189,832	$170,547	$153,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,987	176,277	133,570
Amortization from above (below) market lease intangibles, net	33,236	33,096	33,337
Amortization from financing costs, credit facility costs and debt discount	6,323	4,737	4,065
Stock-based compensation	10,805	8,338	6,464
Straight-line accrued rent	(12,711)	(12,142)	(13,176)
Provision for impairment	7,224	7,175	1,015
Gain on settlement of interest rate swaps	4,355	—	28,414
Gain on sale of assets	(11,508)	(1,849)	(5,341)
Change in accounts receivable	(12,089)	(5,086)	799
Change in other assets	(4,800)	121	4,891
Change in accounts payable, accrued expenses, and other liabilities	14,318	10,384	15,048
Net Cash Provided by Operating Activities	431,972	391,598	362,121

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(877,226)	(1,206,025)	(1,578,511)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $1,599 in 2024, $1,957 in 2023 and $1,261 in 2022)	(100,108)	(82,368)	(81,875)
Payment of leasing costs	(2,404)	(447)	(503)
Net proceeds from sale of assets	94,331	13,843	44,914
Net Cash Used in Investing Activities	(885,407)	(1,274,997)	(1,615,975)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	402,938	689,896	1,257,823
Repurchase of common shares	(2,281)	(2,684)	(1,912)
Unsecured revolving credit facility borrowings	1,072,000	1,231,000	1,035,000
Unsecured revolving credit facility repayments	(1,141,000)	(1,104,000)	(1,095,000)
Payments of mortgage notes payable	(963)	(5,527)	(24,490)
Proceeds from unsecured term loan	—	350,000	—
Proceeds from senior unsecured notes	444,722	—	297,513
Payment of Series A preferred dividends	(7,437)	(7,437)	(7,438)
Payment of common stock dividends	(303,604)	(277,676)	(220,304)
Distributions to non-controlling interest	(1,041)	(1,012)	(971)
Payments for financing lease liability	(6,076)	—	—
Payments for financing costs	(11,948)	(3,546)	(2,708)
Net Cash Provided by Financing Activities	445,310	869,014	1,237,513

Decrease in Cash and Cash Equivalents and Cash Held in Escrow	(8,125)	(14,385)	(16,341)
Cash and cash equivalents and cash held in escrow, beginning of period	14,524	28,909	45,250
Cash and cash equivalents and cash held in escrow, end of period	$6,399	$14,524	$28,909

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$123,687	$87,481	$58,784
Cash paid for income tax	$3,709	$3,065	$2,395

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$3,198	$—	$1,816
Lease right of use assets removed as a result of acquisition of real property	$(15,143)	$—	$—
Mortgage note payable assumed, net $2,548 mortgage debt discount	$—	$—	$39,702
Series A preferred dividends declared and unpaid	$620	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$27,222	$24,914	$21,725
Change in accrual of development, construction and other real estate investment costs	$6,621	$2,785	$3,199

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of December 31, 2024 and 2023. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 - Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of December 31, 2024 and 2023. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 107,596,324 shares of common stock outstanding at December 31, 2024.

As of December 31, 2024, the Company owned 2,370 properties, with a total gross leasable area (“GLA”) of approximately 48.8 million square feet. As of December 31, 2024, the Company’s portfolio was approximately 99.6% leased and had a weighted average remaining lease term (excluding extension options) of approximately 7.9 years. A significant majority of its properties are leased to national tenants and approximately 68.2% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following schedule summarizes the Company’s amortization of lease intangibles for the years ended December 31, 2024, 2023 and 2022 (presented in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Lease intangibles (in-place)	$66,544	$58,396	$43,553
Lease intangibles (above-market)	38,857	39,917	39,603
Lease intangibles (below-market)	(5,621)	(6,821)	(6,266)
Total	$99,780	$91,492	$76,890

The following schedule represents estimated future amortization of lease intangibles as of December 31, 2024 (presented in thousands):

Year Ending December 31,	2025	2026	2027	2028	2029	Thereafter	Total
Lease intangibles (in-place)	$68,846	$65,290	$58,461	$51,103	$43,373	$181,198	$468,271
Lease intangibles (above-market)	38,536	36,789	34,194	30,684	27,529	228,934	396,666
Lease intangibles (below-market)	(5,533)	(5,179)	(4,830)	(4,011)	(3,393)	(23,303)	(46,249)
Total	$101,849	$96,900	$87,825	$77,776	$67,509	$386,829	$818,688

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage or are held in accounts without any federal insurance, and as a result, there is a credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrows primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the consolidated statements of cash flows (presented in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$6,399	$10,907
Cash held in escrow	—	3,617
Total of cash and cash equivalents and cash held in escrow	$6,399	$14,524

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the consolidated balance sheets. The balance of straight-line rent receivables at December 31, 2024 and 2023 was $77.3 million and $65.9 million, respectively.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned.  The balance of unbilled operating cost reimbursement receivable at December 31, 2024 and 2023 was $15.8 million and $14.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the consolidated balance sheets.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one-line, rental income, in the consolidated statements of operations and comprehensive income.

The Company reviews the collectability of all charges under its tenant operating leases on a regular basis including current and future rent and reimbursements for common area maintenance, insurance, real estate taxes and other operating expenses, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue.

As of December 31, 2024, the Company had nine leases across seven tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in a reduction to rental income of $0.4 million for the year ended December 31, 2024 and an increase to rental income and net income of $0.4 million for the year ended December 31, 2023.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance as of December 31, 2024 and 2023.

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share.  The guidance requires the classification of the Company’s unvested restricted common shares (“restricted shares”), which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock.  In accordance with the two-class method, earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average shares of common shares and potentially dilutive securities in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for each of the periods presented (presented in thousands, except for share data):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Agree Realty Corporation	$189,197	$169,959	$152,437
Less: Series A preferred stock dividends	(7,437)	(7,437)	(7,437)
Net income attributable to common stockholders	181,760	162,522	145,000
Less: Income attributable to unvested restricted shares	(485)	(405)	(376)
Net income used in basic and diluted earnings per share	$181,275	$162,117	$144,624

Weighted average number of common shares outstanding	101,366,693	95,431,468	78,885,063
Less: Unvested restricted shares	(267,441)	(240,059)	(225,730)
Weighted average number of common shares outstanding used in basic earnings per share	101,099,252	95,191,409	78,659,333

Weighted average number of common shares outstanding used in basic earnings per share	101,099,252	95,191,409	78,659,333
Effect of dilutive securities:
Share-based compensation	201,744	131,261	129,474
ATM Forward Equity Offerings	556,845	39,519	63,381
December 2021 Forward Equity Offering	—	—	89,963
May 2022 Forward Equity Offering	—	—	173,429
September 2022 Forward Equity Offering	—	75,223	48,806
October 2024 Forward Equity Offering	18,463	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	101,876,304	95,437,412	79,164,386

Operating Partnership Units ("OP Units")	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	102,223,923	95,785,031	79,512,005

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following summarizes the number of restricted common stock and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the respective periods.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Anti-dilutive share-based compensation	10	185	62

Forward Equity Sales

The Company periodically sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

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

Equity Offering Costs

Underwriting commissions and offering costs of equity offerings are reflected as a reduction of additional paid-in-capital in the Company’s consolidated balance sheets and consolidated statements of equity.

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2024, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes related to the Company’s REIT taxable income in the accompanying consolidated financial statements.

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

Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the consolidated statements of operations and comprehensive income.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the years ended December 31, 2024, 2023 and 2022.

The Company’s federal income tax returns are open for examination by taxing authorities for all years beginning after December 31, 2020.

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

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate. The Company’s chief operating decision maker (CODM), which is its Chief Executive Officer, does not distinguish or group operations on a geographic, tenant sector, tenant or other basis when assessing the financial performance of the Company’s portfolio of properties. Accordingly, the Company has a single reportable segment for disclosure purposes.

The CODM assesses performance, evaluates return on investment, and decides how to allocate resources based on consolidated net income as reported on the consolidated statements of operations and comprehensive income. The CODM does not regularly review a measure of segment assets to evaluate performance. Total expenditures for long-lived assets are reported on the consolidated statements of cash flows.

The accounting policies of the reportable segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. Revenues are generated through leasing long-lived assets to external customers. There are no inter-entity revenues, and no tenant comprises more than 10 percent of the Company’s revenues.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements.  ASU 2023-05 requires a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASC 2023-05 were effective prospectively for all joint ventures formed on or after January 1, 2025. The Company does not have joint ventures and as such was not impacted upon adoption of the guidance on January 1, 2025.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280.  The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption was permitted. The Company has one reportable segment and has included the applicable incremental disclosures here-in.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented on the face of the income statement that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  The Company continues to evaluate the impact of the guidance and potential additional disclosures required.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the years ended December 31, 2024, 2023 and 2022 (presented in thousands).

	For the Year Ended December 31,
	2024	2023	2022
Total lease payments	$637,831	$558,200	$450,369
Less: Operating cost reimbursements, termination income and percentage rents	71,163	60,694	47,962
Total non-variable lease payments	$566,668	$497,506	$402,407

At December 31, 2024, future non-variable lease payments to be received from the Company’s operating leases for the next five years and thereafter are as follows (presented in thousands):

Year Ending December 31,	2025	2026	2027	2028	2029	Thereafter	Total
Future non-variable lease payments	$631,883	$622,315	$594,978	$556,854	$503,775	$2,441,079	$5,350,884

Deferred Revenue

As of December 31, 2024 and 2023, there was $33.1 million and $21.9 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of December 31, 2024 and 2023, the Company had $47.5 million and $60.2 million, respectively, of right of use assets, net, recognized within other assets in the consolidated balance sheets, while the corresponding lease obligations, net, of $21.0 million and $23.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $1.6 million, $1.7 million, and $1.6 million for the years ending December 31, 2024, 2023 and 2022, respectively. There was no amortization of right of use assets for finance land leases with purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following tables include information on the Company’s land leases for which it is the lessee, for the years ending December 31, 2024, 2023 and 2022 (presented in thousands).

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating leases:
Operating cash outflows	$1,202	$1,197	$1,197
Weighted-average remaining lease term - operating leases (years)	32.1	33.2	33.5

Finance leases:
Operating cash outflows	$195	$252	$255
Financing cash outflows	$125	$84	$81
Weighted-average remaining lease term - finance leases (years)	27.1	0.8	1.8

Supplemental Disclosure:
Right of use assets added under new ground leases	$3,198	$—	$1,816
Right of use assets removed as a result of acquisition of real property	(15,143)	—	—
Right of use assets net change	$(11,945)	$—	$1,816

The weighted-average discount rate used in computing operating and finance lease obligations approximated 4.5%, 4.1%, and 4.1% at December 31, 2024, 2023 and 2022, respectively.

The following is a maturity analysis of lease liabilities for operating land leases as of December 31, 2024 for the following five years. (presented in thousands)

Year Ending December 31,	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments	$1,366	$1,365	$1,212	$1,184	$1,174	$28,324	$34,625
Imputed interest	(749)	(721)	(696)	(673)	(650)	(13,294)	(16,783)
Total lease liabilities	$617	$644	$516	$511	$524	$15,030	$17,842

The following is a maturity analysis of lease liabilities for finance land leases as of December 31, 2024 for the following five years. (presented in thousands)

Year Ending December 31,	2025	2026	2027	2028	2029	Thereafter	Total
Lease payments	$180	$187	$201	$201	$202	$6,154	$7,125
Imputed interest	(191)	(192)	(192)	(191)	(191)	(2,965)	(3,922)
Total lease liabilities	$(11)	$(5)	$9	$10	$11	$3,189	$3,203

Note 4 – Real Estate Investments

Real Estate Portfolio

As of December 31, 2024, the Company owned 2,370 properties, with a total GLA of approximately 48.8 million square feet. Net Real Estate Investments totaled $7.42 billion as of December 31, 2024. As of December 31, 2023, the Company owned 2,135 properties, with a total GLA of approximately 44.2 million square feet. Net Real Estate Investments totaled $6.74 billion as of December 31, 2023.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

Acquisitions

During 2024, the Company purchased 242 retail net lease assets for approximately $874.5 million, which includes acquisition and closing costs. These properties are located in 44 states and had a weighted average remaining lease term of approximately 10.4 years.  The aggregate 2024 acquisitions were allocated approximately $232.3 million to land, $537.0 million to buildings and improvements, $104.8 million to lease intangibles and $0.4 million to other assets.

During 2023, the Company purchased 282 retail net lease assets for approximately $1.20 billion, which includes acquisition and closing costs. These properties are located in 40 states and had a weighted average lease term of approximately 11.3 years.  The aggregate 2023 acquisitions were allocated approximately $325.2 million to land, $726.1 million to buildings and improvements, and $147.4 million to lease intangibles.

The 2024 and 2023 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during 2024 or 2023 caused any new or existing tenant to comprise 10% or more of the Company’s total annualized contractual base rent at December 31, 2024 or 2023.

Developments

During 2024, the Company commenced 25 and completed 21 development or Developer Funding Platform (“DFP”) projects.  At December 31, 2024, the Company had 20 development or DFP projects under construction.

During 2023, the Company commenced 13 and completed 21 development or DFP projects. At December 31, 2023, the Company had 16 development or DFP projects under construction.

Dispositions

During 2024, the Company sold 26 assets and land parcels for net proceeds of $94.3 million and recorded a net gain of $11.5 million.

During 2023, the Company sold six assets for net proceeds of $13.8 million and recorded a net gain of $1.8 million.

During 2022, the Company sold seven assets for net proceeds of $44.9 million and recorded a net gain of $5.3 million.

During the year ended December 31, 2023, the Company completed construction and moved its headquarters to a new corporate office building.  Prior to the move, the Company’s headquarters were located in two office buildings owned by the Company. The Company began marketing for sale the previous corporate office buildings in early 2023, disposing of one in October 2023 to a third party. The Company received two bona fide offers on the remaining corporate office building during the fourth quarter of 2023, the highest of which was received from an entity controlled by one of the Company’s Independent Directors. The transaction to sell the building for $3.7 million to the related party entity was approved by the Company’s Audit Committee prior to accepting the offer and entering into the purchase and sale agreement.  As a result of the offers received related to the remaining corporate office building, the Company recognized impairment of $2.7 million to state the carrying value of the building at its fair value. The building was classified as held for sale as of December 31, 2023 and the all cash disposition closed on January 16, 2024. No amounts were due to or due from the Independent Director or the related party entity as of December 31, 2023 or subsequent to closing the disposition.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

Assets Held for Sale

The Company did not classify any properties as real estate held for sale as of December 31, 2024 and classified one property as real estate held for sale as of December 31, 2023, the assets for which are separately presented in the consolidated balance sheets as follows (presented in thousands):

	December 31, 2024	December 31, 2023
Land	$—	$671
Building	—	2,978
	—	3,649
Accumulated depreciation and amortization, net	—	(7)
Total Real Estate Held for Sale, net	$—	$3,642

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized provision for impairment of $7.2 million, $7.2 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.  The estimated fair value of the impaired real estate assets at their time of impairment during 2024, 2023 and 2022 was $18.8 million, $6.3 million and $1.8 million, respectively.

Note 5 – Debt

As of December 31, 2024, the Company had total gross indebtedness of $2.81 billion, including (i) $43.9 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $2.26 billion of senior unsecured notes; and (iv) $158.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of December 31, 2024, the Company had total gross mortgage indebtedness of $43.9 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $76.3 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.73% as of December 31, 2024 and 3.78% as of December 31, 2023.

Mortgage notes payable consisted of the following (presented in thousands):

	December 31, 2024	December 31, 2023
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$1,654	$2,618

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	43,904	44,868
Unamortized debt issuance costs and assumed debt discount, net	(1,694)	(2,057)
Total	$42,210	$42,811

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2024, there were no mortgage loans with full or partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of December 31, 2024 and 2023 (presented in thousands):

	All-in
	Interest Rate (1)	Maturity	December 31, 2024	December 31, 2023
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$350,000
Total principal			350,000	350,000
Unamortized debt issuance costs, net			(2,548)	(3,202)
Total			$347,452	$346,798

(1) Interest rate at December 31, 2024 reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted-average interest rate of 3.57%.

On July 31, 2023, the Company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The First Amendment amends the 2029 Unsecured Term Loan implementing various covenant and technical amendments to make the 2029 Unsecured Term Loan’s provisions consistent with corresponding provisions in the Revolving Credit Facility (see “Senior Unsecured Revolving Credit Facility” below). The First Amendment does not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of December 31, 2024 and 2023 (presented in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	December 31, 2024	December 31, 2023
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	—
Total principal				2,260,000	1,810,000
Unamortized debt issuance costs and original issue discounts, net				(22,241)	(15,688)
Total				$2,237,759	$1,794,312

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

As of December 31, 2024, the Revolving Credit Facility had a $158.0 million outstanding balance and bore interest of 5.29%, which is comprised of SOFR of 4.46%, the pricing grid spread of 72.5 basis points, and the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

In connection with entering into the Fourth Amended and Restated Revolving Credit Agreement, during the year ended December 31, 2024, the Company recognized $0.4 million of additional interest expense related to the acceleration of unamortized facility fees as a result of the changes to the banks participating in the Revolving Credit Facility.

Prior to entering into the Fourth Amended and Restated Revolving Credit Agreement, the Company had a $1.00 billion revolving credit facility under the First Amendment to the Third Amended and Restated Revolving Credit Agreement.  The interest rate under the previous credit facility was based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. Interest under the previous Revolving Credit Facility was comprised of SOFR, the applicable pricing grid spread of 77.5 basis points and the 10 basis point SOFR adjustment. The previous credit facility had a maturity date of January 2026 with options to extend the maturity date to January 2027.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

Company for his proportionate share of loss incurred under the Revolving Credit Facility in an amount to be determined by facts and circumstances at the time of loss.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of December 31, 2024 (presented in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
2025	$1,025	$50,000	$51,025
2026	629	—	629
2027	—	50,000	50,000
2028 (1)	—	568,000	568,000
2029	—	492,250	492,250
Thereafter	—	1,650,000	1,650,000
Total scheduled principal payments	$1,654	$2,810,250	$2,811,904
(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had a $158.0 million outstanding balance as of December 31, 2024.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2024, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its loan covenants and obligations as of December 31, 2024.

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

Common Stock Offerings

In December 2021, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. The Company settled all of these forward sale agreements during the year ended December 31, 2022 resulting in net proceeds to the Company of approximately $368.7 million after deducting fees and expenses and making certain other adjustments.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

In October 2022, the Company completed a follow-on public offering of 5,750,000 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 750,000 shares, in connection with forward sale agreements. As of December 31, 2022, the Company settled 1,600,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $106.2 million. During the year ended December 31, 2023, the Company settled the remaining 4,150,000 shares of these October 2022 forward sale agreements, realizing net proceeds of $275.0 million. The offering resulted in total net proceeds to the Company of $381.2 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of December 31, 2024, the Company has not settled any of these shares. Upon settlement, the offering is anticipated to raise net proceeds of approximately $368.0 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of December 31, 2024, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

In February 2024, the Company entered into a $1.00 billion ATM program (the “February 2024 ATM Program”) that simultaneously terminated the prior program. In October 2024, the Company entered into a $1.25 billion ATM program (the “October 2024 ATM Program”). The February 2024 ATM Program was terminated following the establishment of the October 2024 Program. Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement. After considering the shares of common stock sold subject to forward sale agreements under the October 2024 ATM Program, the Company had approximately $1.24 billion of availability under the October 2024 ATM Program as of December 31, 2024.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following table summarizes the ATM programs that were in place during the years ended December 31, 2024, 2023 and 2022:

Program Year		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of December 31, 2024		Total Net Proceeds Anticipated or Received from Shares Sold ($ million)
February 2021	*	$500.0	5,453,975		5,453,975	-		$379.1
September 2022	*	$750.0	10,217,973		10,217,973	-		$670.3
February 2024	*	$1,000.0	10,409,017		2,775,498	7,633,519	(1)	$706.0
October 2024		$1,250.0	168,277	(3)	-	168,277	(2)	$12.9

*Applicable ATM program terminated and no future forward sales will occur under the program.

(1) The Company is required to settle the outstanding shares of common stock under the February 2024 ATM Program between June 2025 and October 2025.

(2) The Company is required to settle the outstanding shares of common stock under the October 2024 ATM Program  by June 2026.

(3) After considering the shares of common stock sold subject to forward sale agreements under the October 2024 ATM Program, the Company had approximately $1.24 billion of availability under the October 2024 ATM Program as of December 31, 2024.

The following table summarizes the ATM activity completed during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Shares of common stock sold under the ATM programs	10,598,037	5,846,998	7,678,911
Shares of common stock settled under the ATM programs	6,630,112	6,117,768	5,699,566
Net proceeds received (in millions)	$403.8	$415.4	$397.2

Note 7 – Dividends and Distributions Payable

The Company declared dividends per common share of $3.000, $2.919 and $2.805 during the years ended December 31, 2024, 2023 and 2022, respectively.

On December 12, 2024, the Company declared a dividend per common share of $0.253 per share for the month ended December 31, 2024. The holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Unit held. The monthly common dividend for December 2024 has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The December 2024 dividends and distributions were recorded as a liability on the consolidated balance sheets as of December 31, 2024 and were paid on January 15, 2025.

The Company declared dividends on the Series A Preferred Shares of $1.0625 per Depositary Share during the year ended December 31, 2024, 2023 and 2022. These dividends were reflected entirely as ordinary income for federal income tax purposes. The December 2024 dividend declared on the Series A Preferred Shares of $0.08854 per Depositary Share has been reflected as a reduction of stockholders’ equity and was recorded as a liability on the consolidated balance sheets as of December 31, 2024 and paid on January 2, 2025.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

For federal income tax purposes, common distributions paid have been characterized as follows (unaudited):

For the Year Ended December 31,	2024 (1)	2023 (1)	2022
Ordinary Income	$2.638	$2.498	$2.518
Return of Capital	0.356	0.174	0.287
Total	$2.994	$2.672	$2.805
(1)	The common dividend declared in December of the respective year and paid in the following January is considered a distribution for federal tax purposes in the year of payment and, therefore, has been excluded from the federal income tax characterization in the year of declaration.

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

Hedging Activity

In May and July 2021, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300.0 million of long-term debt. In August 2022, upon completion of the underwritten public offering of the 2032 Senior Unsecured Public Notes, the Company terminated the swap agreements, receiving $28.4 million upon termination. This settlement was included as a component of accumulated Other Comprehensive Income (“OCI”), to be recognized as an adjustment to income over the term of the debt.

In June 2023, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of December 31, 2024 these interest rate swaps were valued as an asset of approximately $5.2 million.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

During August and September 2024, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending April 2026. As of December 31, 2024, these interest rate swaps are valued as an asset of approximately $12.3 million.

Recognition

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheets.  The Company recognizes its derivatives within other assets, net and accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment are recognized as a component of OCI.

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $4.8 million will be reclassified as a decrease to interest expense.

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

	Asset Derivatives
	December 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Other Assets, net	$17,526	$—

	Liability Derivatives
	December 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Accounts Payable, Accrued Expenses, and Other Liabilities	$—	$4,501

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2024, 2023 and 2022 (presented in thousands).

				Location of Accumulated OCI	Amount Reclassified from
	Amount of Income/(Loss) Recognized			Reclassified from Accumulated	Accumulated OCI as a
	in OCI on Derivative			OCI into Income	(Reduction)/Increase in Interest Expense
Year Ended December 31,	2024	2023	2022		2024	2023	2022
Interest rate swaps	$32,060	$(1,911)	$29,881	Interest expense	$(8,458)	$(5,109)	$(684)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2024.

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

The fair value of derivative contracts, which includes interest but excludes any adjustment for nonperformance risk, was in an asset position of $17.9 million as of December 31, 2024 and was in a liability position of $4.1 million as of December 31, 2023. There was no offsetting of derivative assets or liabilities as of December 31, 2024 and 2023.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (presented in thousands):

	Total Fair Value	Level 2
December 31, 2024
Derivative assets - interest rate swaps	$17,526	$17,526
Derivative liabilities - interest rate swaps	$—	$—

December 31, 2023
Derivative assets - interest rate swaps	$—	$—
Derivative liabilities - interest rate swaps	$4,501	$4,501

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $2.24 billion and $1.79 billion as of December 31, 2024 and 2023, respectively, and had fair values of approximately $2.08 billion and $1.60 billion, respectively. The Mortgage Notes Payable had carrying values of $42.2 million and $42.8 million as of December 31, 2024 and 2023, respectively, and had fair values of $40.6 million and $41.2 million, respectively. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 10 – Equity Incentive Plan

In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of December 31, 2024, 2,000,000 shares of common stock were available for issuance under the 2024 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense related to restricted share grants of $5.8 million, $4.6 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $9.0 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.8 years. The intrinsic value of restricted shares vested was $2.3 million, $2.7 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2021	175	$64.90

Restricted stock granted	81	$63.10
Restricted stock vested	(63)	$60.84
Restricted stock forfeited	(10)	$65.12
Unvested restricted stock at December 31, 2022	183	$65.46

Restricted stock granted	82	$73.15
Restricted stock vested	(56)	$63.95
Restricted stock forfeited	(15)	$69.12
Unvested restricted stock at December 31, 2023	194	$68.85

Restricted stock granted	101	$57.51
Restricted stock vested	(68)	$69.33
Restricted stock forfeited	(9)	$63.63
Unvested restricted stock at December 31, 2024	218	$63.65

Performance Units and Shares

Performance shares were granted to certain executive officers prior to 2019, while performance units were granted beginning in 2019. Performance units and shares are subject to a three-year performance period, following the conclusion of which shares awarded are to be determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. Fifty percent of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT Index for the three-year performance period; and fifty percent of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. For performance units and shares granted prior to 2023, vesting of the performance units following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units vest within five years of the original award date. Performance units granted in 2023 and 2024 vest following the conclusion of the performance period such that all units will vest three years from the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. For the performance units and shares granted prior to 2023, compensation expense is amortized on an attribution method over a five-year period. For performance units granted in 2023 and 2024, compensation expense is amortized on a straight-line basis over a three-year period. Compensation expense related to performance units and shares is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The following assumptions were used when determining the grant date fair value:

	2024	2023	2022
Expected term (years)	2.9	2.9	2.9
Volatility	20.0%	23.6%	33.5%
Risk-free rate	4.5%	4.4%	1.8%

The Company recognized expense related to performance units for which the three-year performance period had not yet been completed of $3.1 million, $2.2 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $5.3 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 1.8 years.

The Company recognized expense related to performance units and shares for which the three-year performance period was completed, however the shares have not yet vested, of $0.5 million, $0.5 million and $0.4 million for the years ending December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $0.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 0.9 years.

Performance unit and share activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares at December 31, 2021 - three-year performance period to be completed	78	$72.13

Performance units granted	34	$68.59
Performance shares - three-year performance period completed	(27)	$66.96
Performance units at December 31, 2022 - three-year performance period to be completed	85	$72.27

Performance units granted	47	$80.34
Performance units - three-year performance period completed	(21)	$90.17
Performance units at December 31, 2023 - three-year performance period to be completed	111	$72.14

Performance units granted	77	$59.16
Performance units - three-year performance period completed	(31)	$63.42
Performance units at December 31, 2024 - three-year performance period to be completed	157	$67.50

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2021	27	$55.29

Shares earned at completion of three-year performance period (1)	28	$66.96
Shares vested	(23)	$59.91
Performance shares and units - three-year performance period completed but not yet vested at December 31, 2022	32	$61.91

Shares earned at completion of three-year performance period (2)	33	$90.17
Shares vested	(34)	$69.73
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2023	31	$83.40

Shares earned at completion of three-year performance period (3)	23	$63.42
Shares vested	(28)	$75.18
Performance units and shares - three-year performance period completed but not yet vested at December 31, 2024	26	$74.58

(1) Performance units granted in 2019 for which the three-year performance period was completed in 2022 were earned at the 106% performance level

(2) Performance units granted in 2020 for which the three-year performance period was completed in 2023 were earned at the 150% performance level

(3) Performance units granted in 2021 for which the three-year performance period was completed in 2024 were earned at the 76% performance level

Restricted Stock - Directors

Beginning in 2022, the Company granted restricted shares to non-employee directors which vest over the calendar year, commensurate with the board members’ annual services to the Company.

During the year ended December 31, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share. During the year ended December 31, 2023, 14,535 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $73.27 per share.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2024

The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period. The Company recognized expense relating to restricted share grants to the board members of $1.3 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

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

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2024 through the date on which these financial statements were issued to determine whether any of these events required adjustment to or disclosure in the financial statements.

There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Real Estate Held for Investment
Roseville, MI	—	550,000	562,404	1,087,596	550,000	1,650,000	2,200,000	1,650,000	1977	40 Years
Frankfort, KY	—	7,379	2,240,607	8,812,548	7,379	11,053,156	11,060,535	2,579,560	1978	40 Years
Grayling Plaza, MI	—	200,000	1,778,657	143,997	200,000	1,922,654	2,122,654	1,755,391	1984	40 Years
Wichita Store, KS	—	1,039,195	1,690,644	451,090	1,139,677	2,041,252	3,180,929	1,212,060	1995	40 Years
Omaha Store, NE	—	150,000	—	—	150,000	—	150,000	—	1995
Boynton Beach, FL	—	1,534,942	2,043,122	2,182,791	—	5,760,855	5,760,855	2,754,658	1996	40 Years
Monroeville, PA	—	6,332,158	2,249,724	(2,037,769)	3,153,890	3,390,223	6,544,113	1,746,190	1996	40 Years
Chesterfield Township, MI	—	1,350,590	1,757,830	(46,165)	1,350,590	1,711,666	3,062,256	1,134,561	1998	40 Years
Mt. Pleasant, MI	—	907,600	8,081,968	13,377,584	1,876,045	20,491,107	22,367,152	6,670,136	1998	40 Years
Rochester, MI	—	2,438,740	2,188,050	23,358	2,438,740	2,211,408	4,650,148	1,399,374	1999	40 Years
Ypsilanti, MI	—	2,050,000	2,222,097	(3,494,709)	777,388	—	777,388	—	1999
Petoskey, MI	—	—	2,332,473	2,020,905	2,015,626	2,337,752	4,353,378	1,439,303	2000	40 Years
Flint, MI	—	1,477,680	2,241,293	99,920	1,477,680	2,341,213	3,818,893	1,369,986	2001	40 Years
New Baltimore, MI	—	1,250,000	2,285,781	9,231	1,250,000	2,295,012	3,545,012	1,330,073	2001	40 Years
Indianapolis, IN	—	180,000	1,117,617	99,400	180,000	1,217,017	1,397,017	690,656	2002	40 Years
Flint, MI	543,192	1,729,851	1,798,091	660	1,729,851	1,798,751	3,528,602	1,021,128	2002	40 Years
Canton Twp, MI	—	1,550,000	2,132,096	23,021	1,550,000	2,155,117	3,705,117	1,135,874	2003	40 Years
Boynton Beach, FL	—	1,569,000	2,363,524	5,478,346	3,103,943	6,306,927	9,410,870	1,963,871	2004	40 Years
Flint, MI	629,549	1,537,400	1,961,674	—	1,537,400	1,961,674	3,499,074	1,021,786	2004	40 Years
Flint, MI	481,300	1,029,000	2,165,463	(6,666)	1,029,000	2,158,797	3,187,797	1,086,101	2004	40 Years
Albion, NY	—	1,900,000	3,037,864	—	1,900,000	3,037,864	4,937,864	1,528,430	2004	40 Years
Mt Pleasant, MI	—	1,075,000	1,432,390	4,787	1,075,000	1,437,177	2,512,177	685,638	2005	40 Years
Roseville, MI	—	1,771,000	2,327,052	395	1,771,000	2,327,447	4,098,447	1,112,720	2005	40 Years
N Cape May, NJ	—	1,075,000	1,430,092	143,845	1,075,000	1,573,937	2,648,937	686,885	2005	40 Years
Summit Twp, MI	—	998,460	1,336,357	12,686	998,460	1,349,043	2,347,503	617,636	2006	40 Years
Barnesville, GA	—	932,500	2,091,514	5,490	932,500	2,097,004	3,029,504	902,118	2007	40 Years
Macomb Township, MI	—	424,222	—	—	424,222	—	424,222	—	2008
Brighton, MI	—	1,365,000	2,802,036	5,615	1,365,000	2,807,651	4,172,651	1,111,284	2009	40 Years
Southfield, MI	—	1,200,000	125,616	2,063	1,200,000	127,679	1,327,679	48,537	2009	40 Years
Mansfield, CT	—	700,000	1,902,191	508	700,000	1,902,699	2,602,699	672,285	2010	40 Years
Tallahassee, FL	—	—	1,482,461	—	—	1,482,461	1,482,461	520,403	2010	40 Years
Antioch, IL	—	1,087,884	—	—	1,087,884	—	1,087,884	—	2010
Lake in the Hills, IL	—	2,135,000	3,328,560	—	1,690,000	3,773,560	5,463,560	1,362,355	2010	40 Years
Spring Grove, IL	—	1,191,199	—	968	1,192,167	—	1,192,167	—	2010
Atchison, KS	—	943,750	3,021,672	—	823,170	3,142,252	3,965,422	1,137,558	2010	40 Years
Concord, NC	—	7,676,305	—	—	7,676,305	—	7,676,305	—	2010
Johnstown, OH	—	485,000	2,799,503	—	485,000	2,799,503	3,284,503	1,014,821	2010	40 Years
Chandler, AZ	—	332,868	793,898	360	332,868	794,258	1,127,126	263,135	2011	40 Years
Roseville, CA	—	2,800,000	3,695,455	(96,364)	2,695,636	3,703,455	6,399,091	1,234,421	2011	40 Years
Fort Walton Beach, FL	—	542,200	1,958,790	88,778	542,200	2,047,568	2,589,768	663,971	2011	40 Years
Marietta, GA	—	575,000	696,297	6,359	575,000	702,656	1,277,656	237,070	2011	40 Years
New Lenox, IL	—	1,422,488	—	—	1,422,488	—	1,422,488	—	2011
Leawood, KS	—	989,622	3,003,541	16,196	989,621	3,019,738	4,009,359	981,412	2011	40 Years
Baltimore, MD	—	2,610,430	—	27,619	2,638,049	—	2,638,049	—	2011
Wilmington, NC	—	1,500,000	1,348,591	—	1,500,000	1,348,591	2,848,591	466,389	2011	40 Years
Dallas, TX	—	701,320	778,905	1,042,730	701,320	1,821,635	2,522,955	600,143	2011	40 Years
Salt Lake City, UT	—	—	6,810,104	(44,416)	—	6,765,688	6,765,688	2,234,320	2011	40 Years
Madison, AL	—	675,000	1,317,927	—	675,000	1,317,927	1,992,927	428,326	2012	40 Years
Newark, DE	—	2,117,547	4,777,516	(4,881)	2,117,547	4,772,635	6,890,182	1,486,540	2012	40 Years
Venice, FL	—	1,300,196	—	4,892	1,305,088	—	1,305,088	—	2012
Cochran, GA	—	365,714	2,053,726	—	365,714	2,053,726	2,419,440	641,791	2012	40 Years
Lyons, GA	—	121,627	2,155,635	(88,177)	121,627	2,067,458	2,189,085	636,340	2012	40 Years
Morrow, GA	—	525,000	1,383,489	(99,850)	525,000	1,283,640	1,808,640	393,740	2012	40 Years
Lake Zurich, IL	—	780,974	7,909,277	46,509	780,974	7,955,786	8,736,760	2,395,891	2012	40 Years
Springfield, IL	—	302,520	653,654	49,741	302,520	703,395	1,005,915	219,372	2012	40 Years
Baton Rouge, LA	—	—	1,188,322	—	—	1,188,322	1,188,322	373,826	2012	40 Years
Macomb Township, MI	—	1,605,134	—	—	1,605,134	—	1,605,134	—	2012
Southfield, MI	—	1,178,215	—	—	1,178,215	—	1,178,215	—	2012
Walker, MI	—	219,200	1,024,738	—	219,200	1,024,738	1,243,938	326,635	2012	40 Years
Minneapolis, MN	—	1,088,015	345,958	71,142	826,635	678,480	1,505,115	67,848	2012	40 Years
Charlotte, NC	—	1,822,900	3,531,275	(570,844)	1,822,900	2,960,431	4,783,331	902,990	2012	40 Years
Fuquay-Varina, NC	—	2,042,225	1,763,768	(255,778)	2,042,225	1,507,990	3,550,215	456,072	2012	40 Years
Jacksonville, NC	—	676,930	1,482,748	—	676,930	1,482,748	2,159,678	470,305	2012	40 Years
Vineland, NJ	—	4,102,710	1,501,854	43,977	4,125,289	1,523,251	5,648,540	471,178	2012	40 Years
Portland, OR	—	7,969,403	—	161	7,969,564	—	7,969,564	—	2012
Clifton Heights, PA	—	2,543,941	3,038,561	(3,105)	2,543,941	3,035,456	5,579,397	945,421	2012	40 Years
Fort Mill, SC	—	750,000	1,187,380	—	750,000	1,187,380	1,937,380	368,582	2012	40 Years
Spartanburg, SC	—	250,000	765,714	4,387	250,000	770,101	1,020,101	240,185	2012	40 Years
Harlingen, TX	—	430,000	1,614,378	12,854	430,000	1,627,232	2,057,232	488,168	2012	40 Years
Casselberry, FL	—	1,804,000	793,101	(2,906)	1,804,000	790,195	2,594,195	225,965	2013	40 Years
Kissimmee, FL	—	1,453,500	971,683	656	1,454,156	971,683	2,425,839	285,433	2013	40 Years
Pinellas Park, FL	—	2,625,000	874,542	4,163	2,625,000	878,705	3,503,705	254,387	2013	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Statham, GA	—	191,919	3,851,073	—	191,919	3,851,073	4,042,992	1,147,297	2013	40 Years
Berwyn, IL	—	186,791	933,959	62,586	186,792	996,544	1,183,336	274,667	2013	40 Years
Chicago, IL	—	272,222	649,063	93,052	272,222	742,115	1,014,337	206,842	2013	40 Years
Ann Arbor, MI	—	3,000,000	4,595,757	277,040	3,000,000	4,872,797	7,872,797	1,349,546	2013	40 Years
Joplin, MO	—	1,208,225	1,160,843	—	1,208,225	1,160,843	2,369,068	324,067	2013	40 Years
St. Joseph, MO	—	377,620	7,639,521	860,351	377,620	8,499,872	8,877,492	2,296,052	2013	40 Years
Forest, MS	—	—	1,298,176	99,848	—	1,398,024	1,398,024	402,185	2013	40 Years
Grand Forks, ND	—	1,502,609	2,301,337	1,801,028	1,502,609	4,102,365	5,604,974	1,137,739	2013	40 Years
North Las Vegas, NV	—	214,552	717,435	28,999	214,552	746,434	960,986	223,138	2013	40 Years
Sun Valley, NV	—	308,495	1,373,336	(51,008)	253,495	1,377,328	1,630,823	390,173	2013	40 Years
Rochester, NY	—	2,500,000	7,398,639	2,017	2,500,000	7,400,656	9,900,656	2,089,036	2013	40 Years
Brooklyn, OH	—	3,643,700	15,079,714	953,195	3,643,700	16,032,909	19,676,609	4,619,696	2013	40 Years
Rapid City, SD	—	1,017,800	2,348,032	1,379	1,017,800	2,349,411	3,367,211	682,878	2013	40 Years
Memphis, TN	—	322,520	748,890	—	322,520	748,890	1,071,410	221,550	2013	40 Years
Madisonville, TX	—	96,680	1,087,642	19,050	96,680	1,106,692	1,203,372	319,069	2013	40 Years
Birmingham, AL	—	230,106	231,313	(297)	230,106	231,016	461,122	58,236	2014	40 Years
Birmingham, AL	—	245,234	251,339	(324)	245,234	251,015	496,249	63,278	2014	40 Years
Birmingham, AL	—	98,271	179,824	—	98,271	179,824	278,095	45,331	2014	40 Years
Birmingham, AL	—	235,641	127,477	(313)	235,641	127,164	362,805	32,057	2014	40 Years
Montgomery, AL	—	325,389	217,850	—	325,389	217,850	543,239	54,917	2014	40 Years
Red Bay, AL	—	38,981	2,528,437	3,856	38,981	2,532,293	2,571,274	643,610	2014	40 Years
Littleton, CO	—	819,000	8,756,266	(3,879,591)	819,000	4,876,675	5,695,675	1,842,921	2014	40 Years
East Palatka, FL	—	730,000	575,236	6,911	730,000	582,147	1,312,147	149,133	2014	40 Years
Pensacola, FL	—	136,365	398,773	—	136,365	398,773	535,138	100,524	2014	40 Years
St Augustine, FL	—	200,000	1,523,230	—	200,000	1,523,230	1,723,230	390,327	2014	40 Years
St Petersburg, FL	—	1,225,000	1,025,247	6,592	1,225,000	1,031,839	2,256,839	277,029	2014	40 Years
Fort Oglethorpe, GA	—	1,842,240	2,844,126	20,442	1,842,240	2,864,568	4,706,808	783,744	2014	40 Years
New Lenox, IL	—	2,010,000	6,206,252	107,873	2,010,000	6,314,125	8,324,125	1,608,071	2014	40 Years
Rockford, IL	—	303,395	2,436,873	(15,000)	303,395	2,421,873	2,725,268	622,105	2014	40 Years
Terre Haute, IN	—	103,147	2,477,263	32,376	103,147	2,509,639	2,612,786	626,132	2014	40 Years
Junction City, KS	—	78,271	2,504,294	(30,565)	78,271	2,473,729	2,552,000	625,890	2014	40 Years
Baton Rouge, LA	—	226,919	347,691	—	226,919	347,691	574,610	87,647	2014	40 Years
Lincoln Park, MI	—	543,303	1,408,544	335,350	543,303	1,743,894	2,287,197	444,486	2014	40 Years
Novi, MI	—	1,803,857	1,488,505	53,608	1,803,857	1,542,113	3,345,970	378,292	2014	40 Years
Jackson, MS	—	256,789	172,184	—	256,789	172,184	428,973	43,405	2014	40 Years
Irvington, NJ	—	315,000	1,313,025	—	315,000	1,313,025	1,628,025	352,874	2014	40 Years
Calcutta, OH	—	208,050	758,750	1,462	208,050	760,212	968,262	197,900	2014	40 Years
Columbus, OH	—	—	1,136,250	1,593,792	1,590,997	1,139,045	2,730,042	294,021	2014	40 Years
Mansfield, OH	—	306,000	725,600	—	306,000	725,600	1,031,600	188,958	2014	40 Years
Orrville, OH	—	344,250	716,600	—	344,250	716,600	1,060,850	186,614	2014	40 Years
Toledo, OH	—	500,000	1,372,363	(12)	500,000	1,372,351	1,872,351	368,818	2014	40 Years
Toledo, OH	—	213,750	754,675	—	213,750	754,675	968,425	196,530	2014	40 Years
Toledo, OH	—	168,750	785,000	16,477	168,750	801,477	970,227	208,547	2014	40 Years
Tulsa, OK	—	459,148	640,550	(13,336)	459,148	627,214	1,086,362	170,654	2014	40 Years
Harrisburg, PA	—	124,757	1,446,773	11,175	124,757	1,457,948	1,582,705	364,405	2014	40 Years
Ligonier, PA	—	330,000	5,021,849	(9,500)	330,000	5,012,349	5,342,349	1,305,788	2014	40 Years
Limerick, PA	—	369,000	—	—	369,000	—	369,000	—	2014
Anderson, SC	—	781,200	4,441,535	261,623	775,732	4,708,627	5,484,359	1,319,711	2014	40 Years
Columbia, SC	—	303,932	1,221,964	(13,830)	303,932	1,208,134	1,512,066	305,150	2014	40 Years
Easley, SC	—	332,275	268,612	—	332,275	268,612	600,887	67,713	2014	40 Years
Spartanburg, SC	—	141,307	446,706	—	141,307	446,706	588,013	112,608	2014	40 Years
Spartanburg, SC	—	94,770	261,640	—	94,770	261,640	356,410	65,955	2014	40 Years
Alcoa, TN	—	329,074	270,719	—	329,074	270,719	599,793	68,244	2014	40 Years
Clinton, TN	—	69,625	1,177,927	11,564	69,625	1,189,491	1,259,116	297,361	2014	40 Years
Knoxville, TN	—	214,077	286,037	—	214,077	286,037	500,114	72,105	2014	40 Years
Knoxville, TN	—	160,057	2,265,025	226,291	160,057	2,491,316	2,651,373	640,587	2014	40 Years
Maryville, TN	—	94,682	1,529,621	85,861	94,682	1,615,482	1,710,164	401,690	2014	40 Years
Morristown, TN	—	46,404	801,506	4,990	46,404	806,496	852,900	201,615	2014	40 Years
New Tazewell, TN	—	91,006	328,561	72,121	91,006	400,682	491,688	87,421	2014	40 Years
Red Bank, TN	—	229,100	302,146	—	229,100	302,146	531,246	76,165	2014	40 Years
Sweetwater, TN	—	79,100	1,009,290	6,740	79,100	1,016,030	1,095,130	253,995	2014	40 Years
McKinney, TX	—	2,671,020	6,785,815	100,331	2,671,020	6,886,146	9,557,166	1,824,668	2014	40 Years
Colonial Heights, VA	—	547,692	1,059,557	(5,963)	547,692	1,053,594	1,601,286	265,597	2014	40 Years
Forest, VA	—	282,600	956,027	—	282,600	956,027	1,238,627	250,956	2014	40 Years
Glen Allen, VA	—	590,101	1,129,495	(19,367)	577,601	1,122,628	1,700,229	283,000	2014	40 Years
Burlington, WA	—	610,000	3,647,279	(4,602)	610,000	3,642,677	4,252,677	919,646	2014	40 Years
Wausau, WI	—	909,092	1,405,899	86,763	909,092	1,492,662	2,401,754	393,054	2014	40 Years
Eutaw, AL	—	103,746	1,212,006	(377,526)	103,746	834,480	938,226	247,676	2015	40 Years
Foley, AL	—	305,332	506,203	9,380	305,332	515,583	820,915	129,784	2015	40 Years
Orange Park, AL	—	649,652	1,775,000	9,664	649,652	1,784,664	2,434,316	416,261	2015	40 Years
Sulligent, AL	—	58,803	1,085,906	(432,709)	58,803	653,197	712,000	208,279	2015	40 Years
Tallassee, AL	—	154,437	850,448	51,460	154,437	901,909	1,056,346	217,244	2015	40 Years
Freeport, FL	—	312,615	1,277,386	—	312,615	1,277,386	1,590,001	303,379	2015	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pace, FL	—	37,860	524,400	6,970	37,860	531,370	569,230	132,230	2015	40 Years
Pensacola, FL	—	309,607	775,084	(25)	309,607	775,059	1,084,666	191,961	2015	40 Years
Albany, GA	—	47,955	641,123	—	47,955	641,123	689,078	156,193	2015	40 Years
Buffalo Center, IA	—	159,353	700,460	—	159,353	700,460	859,813	164,900	2015	40 Years
Davenport, IA	—	776,366	6,623,542	923,742	776,366	7,547,284	8,323,650	1,651,987	2015	40 Years
Sheffield, IA	—	131,794	729,543	—	131,794	729,543	861,337	171,747	2015	40 Years
Belvidere, IL	—	184,136	644,492	—	184,136	644,492	828,628	156,982	2015	40 Years
Peru, IL	—	380,254	2,125,498	—	380,254	2,125,498	2,505,752	491,521	2015	40 Years
Lenexa, KS	—	303,175	2,186,864	—	303,175	2,186,864	2,490,039	492,045	2015	40 Years
Hazard, KY	—	8,392,841	13,731,648	(16,857)	8,375,591	13,732,041	22,107,632	3,089,705	2015	40 Years
Tompkinsville , KY	—	70,252	1,132,033	(164,520)	70,252	967,513	1,037,765	279,783	2015	40 Years
Portland, ME	—	—	3,831,860	3,172	—	3,835,032	3,835,032	910,781	2015	40 Years
Flint, MI	—	120,078	2,561,015	20,489	120,078	2,581,505	2,701,583	580,839	2015	40 Years
Hutchinson, MN	—	67,914	720,799	—	67,914	720,799	788,713	169,688	2015	40 Years
Branson, MO	—	564,066	940,585	175	564,066	940,760	1,504,826	215,590	2015	40 Years
Branson, MO	—	721,135	717,081	(4,069)	721,135	713,013	1,434,148	164,346	2015	40 Years
Lowry City, MO	—	103,202	614,065	—	103,202	614,065	717,267	145,840	2015	40 Years
Enfield, NH	—	93,628	1,295,320	60,029	93,628	1,355,349	1,448,977	334,023	2015	40 Years
Bedford Heights, OH	—	226,920	959,528	21,901	226,920	981,428	1,208,348	235,942	2015	40 Years
Elyria, OH	—	82,023	910,404	—	82,023	910,404	992,427	216,221	2015	40 Years
Elyria, OH	—	126,641	695,072	—	126,641	695,072	821,713	165,080	2015	40 Years
Franklin, OH	—	264,153	1,191,777	—	264,153	1,191,777	1,455,930	285,530	2015	40 Years
Heath, OH	—	325,381	757,994	135	325,381	758,129	1,083,510	173,737	2015	40 Years
Lima, OH	—	335,386	592,154	2,834	335,386	594,987	930,373	134,226	2015	40 Years
Marietta, OH	—	319,157	1,225,026	—	319,157	1,225,026	1,544,183	298,542	2015	40 Years
Newburgh Heights, OH	—	224,040	959,099	—	224,040	959,099	1,183,139	225,788	2015	40 Years
Warrensville Heights, OH	—	186,209	920,496	4,900	186,209	925,396	1,111,605	220,661	2015	40 Years
Salem, OR	—	1,450,000	2,951,167	1,346,640	1,450,000	4,297,807	5,747,807	967,019	2015	40 Years
Altoona, PA	—	555,903	9,489,791	1,017	555,903	9,490,808	10,046,711	2,194,735	2015	40 Years
Grindstone, PA	—	288,246	500,379	93,063	288,246	593,442	881,688	124,523	2015	40 Years
Westfield, PA	—	47,346	1,117,723	(54,827)	47,346	1,062,896	1,110,242	279,192	2015	40 Years
Blacksburg, SC	—	27,547	1,468,101	—	27,547	1,468,101	1,495,648	354,791	2015	40 Years
Easley, SC	—	51,325	1,187,506	—	51,325	1,187,506	1,238,831	284,507	2015	40 Years
Fountain Inn, SC	—	107,633	1,076,633	—	107,633	1,076,633	1,184,266	257,943	2015	40 Years
Liberty, SC	—	27,929	1,222,856	90	27,929	1,222,946	1,250,875	298,005	2015	40 Years
Walterboro, SC	—	21,414	1,156,820	—	21,414	1,156,820	1,178,234	277,154	2015	40 Years
Jackson, TN	—	277,000	495,103	102,685	277,000	597,788	874,788	131,444	2015	40 Years
Brenham, TX	—	355,486	17,280,895	581	355,486	17,281,476	17,636,962	4,176,318	2015	40 Years
Corpus Christi, TX	—	316,916	2,140,056	13,083	316,916	2,153,139	2,470,055	500,764	2015	40 Years
Harlingen, TX	—	126,102	869,779	(113,421)	—	882,460	882,460	882,460	2015	40 Years
Midland, TX	—	194,174	5,005,720	2,000	194,174	5,007,720	5,201,894	1,158,010	2015	40 Years
Rockwall, TX	—	578,225	1,768,930	210	578,225	1,769,140	2,347,365	398,053	2015	40 Years
Baraboo, WI	—	142,563	653,176	—	142,563	653,176	795,739	153,768	2015	40 Years
Grand Chute, WI	—	2,766,417	7,084,942	2,277,326	2,766,417	9,362,268	12,128,685	1,885,883	2015	40 Years
New Richmond, WI	—	71,969	648,850	36,919	71,969	685,769	757,738	157,818	2015	40 Years
Martinsburg, WV	—	620,892	943,163	16,127	620,892	959,290	1,580,182	213,780	2015	40 Years
Princeton, WV	—	111,653	1,029,090	—	111,653	1,029,090	1,140,743	250,778	2015	40 Years
Decatur, AL	—	337,738	510,706	—	337,739	510,706	848,445	104,269	2016	40 Years
Greenville, AL	—	203,722	905,780	9,912	203,723	915,691	1,119,414	183,095	2016	40 Years
Bentonville, AR	—	610,926	897,562	170	610,926	897,732	1,508,658	196,403	2016	40 Years
Bullhead City, AZ	—	177,501	1,364,406	—	177,501	1,364,406	1,541,907	298,452	2016	40 Years
Page, AZ	—	256,983	1,299,283	—	256,983	1,299,283	1,556,266	284,218	2016	40 Years
Safford, AZ	—	349,269	1,196,307	676	349,269	1,196,983	1,546,252	251,659	2016	40 Years
Sunnyvale, CA	—	7,351,903	4,638,432	193	7,351,903	4,638,626	11,990,529	995,227	2016	40 Years
Whittier, CA	—	4,237,918	7,343,869	—	4,237,918	7,343,869	11,581,787	1,575,872	2016	40 Years
Aurora, CO	—	847,349	834,301	26,405	847,349	860,706	1,708,055	170,226	2016	40 Years
Aurora, CO	—	1,132,676	5,716,367	599,421	1,132,676	6,315,788	7,448,464	1,210,677	2016	40 Years
Evergreen, CO	—	1,998,860	3,827,245	—	1,998,860	3,827,245	5,826,105	821,263	2016	40 Years
Lakeland, FL	—	61,000	1,227,037	—	61,000	1,227,037	1,288,037	250,520	2016	40 Years
Mt Dora, FL	—	1,678,671	3,691,615	639,524	1,678,671	4,331,140	6,009,811	941,336	2016	40 Years
North Miami Beach, FL	—	1,622,742	512,717	11,241	1,622,742	523,957	2,146,699	104,714	2016	40 Years
Orlando, FL	—	903,411	1,627,159	(24,844)	903,411	1,602,316	2,505,727	333,735	2016	40 Years
Port Orange, FL	—	1,493,863	3,114,697	619,495	1,493,863	3,734,192	5,228,055	782,155	2016	40 Years
Royal Palm Beach, FL	—	2,052,463	956,768	36,974	2,052,463	993,743	3,046,206	209,640	2016	40 Years
Sarasota, FL	—	1,769,175	3,587,992	736,820	1,769,175	4,324,811	6,093,986	881,221	2016	40 Years
Venice, FL	—	281,936	1,291,748	124,338	281,936	1,416,086	1,698,022	282,484	2016	40 Years
Vero Beach, FL	—	4,469,033	—	—	4,469,033	—	4,469,033	—	2016
Dalton, GA	—	211,362	220,927	49,260	211,362	270,187	481,549	47,886	2016	40 Years
Des Moines, IA	—	322,797	1,374,153	—	322,797	1,374,153	1,696,950	294,870	2016	40 Years
Crystal Lake, IL	—	2,446,521	7,012,819	409,198	2,446,521	7,422,017	9,868,538	1,505,401	2016	40 Years
Glenwood, IL	—	815,483	970,108	—	815,483	970,108	1,785,591	198,064	2016	40 Years
Morris, IL	—	1,206,749	2,062,495	—	1,206,749	2,062,495	3,269,244	442,577	2016	40 Years
Bicknell, IN	—	215,037	2,381,471	—	215,037	2,381,471	2,596,508	496,052	2016	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Indianapolis, IN	—	734,434	970,175	150,208	734,434	1,120,384	1,854,818	221,802	2016	40 Years
Frankfort, KY	—	—	514,277	—	514,277	—	514,277	—	2016
DeRidder, LA	—	814,891	2,156,542	10,536	814,891	2,167,078	2,981,969	459,976	2016	40 Years
Lake Charles, LA	—	1,308,418	4,235,719	5,761	1,308,418	4,241,480	5,549,898	857,014	2016	40 Years
Shreveport, LA	—	891,872	2,058,257	—	891,872	2,058,257	2,950,129	437,389	2016	40 Years
Marshall, MI	—	339,813	—	—	339,813	—	339,813	—	2016
Mt Pleasant, MI	—	—	511,282	(254)	511,028	—	511,028	—	2016
Norton Shores, MI	—	495,605	667,982	42,874	495,605	710,856	1,206,461	148,526	2016	40 Years
Stephenson, MI	—	223,152	1,044,947	270	223,152	1,045,217	1,268,369	209,041	2016	40 Years
Sterling, MI	—	127,844	905,607	25,464	127,844	931,071	1,058,915	189,910	2016	40 Years
Eagle Bend, MN	—	96,558	1,165,437	—	96,558	1,165,437	1,261,995	240,323	2016	40 Years
Bowling Green, MO	—	360,201	2,809,170	5,000	360,201	2,814,170	3,174,371	579,792	2016	40 Years
St Robert, MO	—	394,859	1,305,366	24,332	394,859	1,329,699	1,724,558	268,770	2016	40 Years
Brandon, MS	—	428,464	969,346	—	428,464	969,346	1,397,810	210,025	2016	40 Years
Clinton, MS	—	370,264	1,057,143	—	370,264	1,057,143	1,427,407	229,048	2016	40 Years
Columbus, MS	—	1,103,458	2,128,089	(2,105)	1,103,458	2,125,984	3,229,442	473,381	2016	40 Years
Holly Springs, MS	—	413,316	952,574	—	413,316	952,574	1,365,890	202,314	2016	40 Years
Jackson, MS	—	242,796	963,188	—	242,796	963,188	1,205,984	208,691	2016	40 Years
Jackson, MS	—	732,944	2,862,813	144,819	744,260	2,996,316	3,740,576	602,188	2016	40 Years
Meridian, MS	—	396,329	1,152,729	—	396,329	1,152,729	1,549,058	249,739	2016	40 Years
Pearl, MS	—	299,839	616,351	7,355	299,839	623,706	923,545	124,692	2016	40 Years
Ridgeland, MS	—	407,041	864,498	—	407,041	864,498	1,271,539	187,308	2016	40 Years
Fayetteville, NC	—	1,267,529	2,527,462	16,898	1,267,529	2,544,359	3,811,888	514,008	2016	40 Years
Gastonia, NC	—	401,119	979,803	1,631	401,119	981,434	1,382,553	198,332	2016	40 Years
Devils Lake, ND	—	323,508	1,133,773	955	323,508	1,134,728	1,458,236	236,007	2016	40 Years
Alamogordo, NM	—	654,965	2,716,166	4,436	654,965	2,720,602	3,375,567	561,993	2016	40 Years
Alamogordo, NM	—	524,763	941,615	7,521	524,763	949,137	1,473,900	191,766	2016	40 Years
La Luz, NM	—	487,401	835,455	—	487,401	835,455	1,322,856	168,831	2016	40 Years
Alcalde, NM	—	435,486	836,499	—	435,486	836,499	1,271,985	167,300	2016	40 Years
Cimarron, NM	—	345,693	1,236,437	7,613	345,693	1,244,050	1,589,743	251,363	2016	40 Years
Beatty, NV	—	198,928	1,265,084	8,051	198,928	1,273,135	1,472,063	262,477	2016	40 Years
Cambridge, OH	—	168,717	1,113,232	209,761	168,717	1,322,993	1,491,710	252,172	2016	40 Years
Columbus, OH	—	1,109,044	1,291,313	—	1,109,044	1,291,313	2,400,357	274,338	2016	40 Years
Grove City, OH	—	334,032	176,274	—	334,032	176,274	510,306	37,444	2016	40 Years
Lorain, OH	—	808,162	1,390,481	19,682	808,162	1,410,163	2,218,325	309,023	2016	40 Years
Reynoldsburg, OH	—	843,336	1,197,966	—	843,336	1,197,966	2,041,302	254,516	2016	40 Years
Springfield, OH	—	982,451	3,957,512	39,639	982,451	3,997,151	4,979,602	878,051	2016	40 Years
Ardmore, OK	—	571,993	1,590,151	—	571,993	1,590,151	2,162,144	341,221	2016	40 Years
Dillon, SC	—	85,896	1,697,160	—	85,896	1,697,160	1,783,056	378,325	2016	40 Years
Jasper, TN	—	190,582	966,125	6,888	190,582	973,013	1,163,595	194,580	2016	40 Years
Carthage, TX	—	597,995	1,965,290	27,357	597,995	1,992,647	2,590,642	419,600	2016	40 Years
Cedar Park, TX	—	1,386,802	4,656,229	758,023	1,410,827	5,390,227	6,801,054	1,245,643	2016	40 Years
Granbury, TX	—	944,223	2,362,540	—	944,223	2,362,540	3,306,763	502,048	2016	40 Years
Hemphill, TX	—	250,503	1,955,918	321,886	250,503	2,277,804	2,528,307	440,787	2016	40 Years
Lampasas, TX	—	245,312	1,063,701	45,198	245,312	1,108,898	1,354,210	239,015	2016	40 Years
Lubbock, TX	—	1,501,556	2,341,031	—	1,501,556	2,341,031	3,842,587	497,479	2016	40 Years
Odessa, TX	—	921,043	2,434,384	5,614	921,043	2,439,999	3,361,042	518,310	2016	40 Years
Port Arthur, TX	—	1,889,732	8,121,417	520,057	1,889,732	8,641,474	10,531,206	1,773,045	2016	40 Years
Provo, UT	—	1,692,785	5,874,584	43,650	1,692,785	5,918,234	7,611,019	1,256,419	2016	40 Years
Tappahannock, VA	—	1,076,745	14,904	—	1,076,745	14,904	1,091,649	3,140	2016	40 Years
Manitowoc, WI	—	879,237	4,467,960	1,312	879,237	4,469,273	5,348,510	930,767	2016	40 Years
Oxford, AL	—	148,407	641,820	—	148,407	641,820	790,227	122,988	2017	40 Years
Oxford, AL	—	255,786	7,273,871	146,792	255,786	7,420,663	7,676,449	1,421,408	2017	40 Years
Oxford, AL	—	24,875	600,936	(15,612)	24,875	585,324	610,199	113,396	2017	40 Years
Jonesboro, AR	—	3,656,554	3,219,456	11,058	3,656,554	3,230,514	6,887,068	585,448	2017	40 Years
Lowell, AR	—	949,519	1,435,056	10,229	949,519	1,445,285	2,394,804	252,861	2017	40 Years
Southington, CT	—	1,088,181	1,287,837	185,818	1,088,181	1,473,655	2,561,836	273,988	2017	40 Years
Millsboro, DE	—	3,501,109	—	(20,531)	3,480,578	—	3,480,578	—	2017
Jacksonville, FL	—	2,298,885	2,894,565	34,483	2,298,885	2,929,048	5,227,933	519,273	2017	40 Years
Orange Park, FL	—	214,858	2,304,095	—	214,858	2,304,095	2,518,953	431,992	2017	40 Years
Port Richey, FL	—	1,140,182	1,649,773	—	1,140,182	1,649,773	2,789,955	309,321	2017	40 Years
Americus, GA	—	1,318,463	—	—	1,318,463	—	1,318,463	—	2017
Brunswick, GA	—	1,279,688	2,158,863	205	1,279,688	2,159,068	3,438,756	418,162	2017	40 Years
Brunswick, GA	—	126,335	1,626,530	—	126,335	1,626,530	1,752,865	288,031	2017	40 Years
Buford, GA	—	341,860	1,023,813	—	341,860	1,023,813	1,365,673	191,933	2017	40 Years
Carrollton, GA	—	597,465	886,644	—	597,465	886,644	1,484,109	164,314	2017	40 Years
Decatur, GA	—	558,859	1,429,106	—	558,859	1,429,106	1,987,965	253,071	2017	40 Years
Metter, GA	—	256,743	766,818	6,987	256,743	773,805	1,030,548	142,156	2017	40 Years
Villa Rica, GA	—	410,936	1,311,444	—	410,936	1,311,444	1,722,380	248,602	2017	40 Years
Chicago, IL	—	2,899,155	9,822,986	—	2,899,155	9,822,986	12,722,141	1,903,126	2017	40 Years
Chicago, IL	—	2,081,151	5,197,315	31,044	2,081,151	5,228,359	7,309,510	1,008,332	2017	40 Years
Galesburg, IL	—	214,280	979,108	—	214,280	979,108	1,193,388	183,564	2017	40 Years
Mundelein, IL	—	1,238,743	—	—	1,238,743	—	1,238,743	—	2017

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Mundelein, IL	—	1,743,222	—	—	1,743,222	—	1,743,222	—	2017
Mundelein, IL	—	1,803,068	—	—	1,803,068	—	1,803,068	—	2017
Springfield, IL	—	574,805	1,554,786	9,659	574,805	1,564,446	2,139,251	273,115	2017	40 Years
Woodstock, IL	—	683,419	1,002,207	27,984	711,119	1,002,491	1,713,610	177,522	2017	40 Years
Frankfort, IN	—	50,458	2,008,275	—	50,458	2,008,275	2,058,733	384,920	2017	40 Years
Kokomo, IN	—	95,196	1,484,778	(30,615)	95,196	1,454,163	1,549,359	259,294	2017	40 Years
Nashville, IN	—	484,117	2,458,215	12,416	484,117	2,470,631	2,954,748	461,194	2017	40 Years
Roeland Park, KS	—	7,829,806	—	(1,247,898)	6,581,908	—	6,581,908	—	2017
Georgetown, KY	—	1,996,456	6,315,768	928	1,996,456	6,316,696	8,313,152	1,191,426	2017	40 Years
Hopkinsville, KY	—	413,269	996,619	—	413,269	996,619	1,409,888	186,842	2017	40 Years
Salyersville, KY	—	289,663	906,455	597	289,663	907,051	1,196,714	171,876	2017	40 Years
Amite, LA	—	601,238	1,695,242	—	601,238	1,695,242	2,296,480	321,342	2017	40 Years
Bossier City, LA	—	797,899	2,925,864	147	797,899	2,926,010	3,723,909	518,144	2017	40 Years
Kenner, LA	—	323,188	859,298	(1,001)	323,188	858,298	1,181,486	155,532	2017	40 Years
Mandeville, LA	—	834,891	1,294,812	205	834,891	1,295,017	2,129,908	234,640	2017	40 Years
New Orleans, LA	—	—	6,846,313	121,177	—	6,967,490	6,967,490	1,302,832	2017	40 Years
Baltimore, MD	—	782,819	745,092	7,969	782,819	753,060	1,535,879	134,090	2017	40 Years
Grand Rapids, MI	—	7,015,035	—	2,635,983	1,750,000	7,901,018	9,651,018	1,283,915	2017	40 Years
Bloomington, MN	—	1,491,302	—	619	1,491,921	—	1,491,921	—	2017
Monticello, MN	—	449,025	979,816	9,368	449,025	989,184	1,438,209	195,354	2017	40 Years
Mountain Iron, MN	—	177,918	1,139,849	—	177,918	1,139,849	1,317,767	213,705	2017	40 Years
Kansas City, MO	—	1,390,880	1,588,573	—	1,390,880	1,588,573	2,979,453	326,789	2017	40 Years
Springfield, MO	—	616,344	2,448,360	13,285	616,344	2,461,645	3,077,989	430,705	2017	40 Years
St. Charles, MO	—	736,242	2,122,426	271,734	736,242	2,394,160	3,130,402	498,714	2017	40 Years
St. Peters, MO	—	1,364,670	—	—	1,364,670	—	1,364,670	—	2017
Gulfport, MS	—	671,824	1,176,505	—	671,824	1,176,505	1,848,329	223,028	2017	40 Years
Jackson, MS	—	802,230	1,434,997	—	802,230	1,434,997	2,237,227	272,029	2017	40 Years
McComb, MS	—	67,026	685,426	—	67,026	685,426	752,452	128,472	2017	40 Years
Jacksonville, NC	—	308,321	875,652	31,340	308,321	906,992	1,215,313	176,469	2017	40 Years
Statesville, NC	—	287,467	867,849	—	287,467	867,849	1,155,316	169,949	2017	40 Years
Minot, ND	—	928,796	1,619,726	—	928,796	1,619,726	2,548,522	307,015	2017	40 Years
Egg Harbor, NJ	—	520,510	1,087,374	—	520,510	1,087,374	1,607,884	210,657	2017	40 Years
Secaucus, NJ	—	19,915,781	17,306,541	92,903	19,915,781	17,399,444	37,315,225	3,046,780	2017	40 Years
Sewell, NJ	—	1,809,771	6,892,134	(100,816)	1,809,771	6,791,318	8,601,089	1,289,013	2017	40 Years
Santa Fe, NM	—	1,072,340	4,013,237	476	1,072,340	4,013,713	5,086,053	802,667	2017	40 Years
Boulder City, NV	—	566,639	993,399	—	566,639	993,399	1,560,038	186,185	2017	40 Years
Grandview Heights, OH	—	1,276,870	8,557,690	(20,517)	1,276,870	8,537,172	9,814,042	1,619,846	2017	40 Years
Hilliard, OH	—	1,001,228	—	—	1,001,228	—	1,001,228	—	2017
Edmond, OK	—	1,063,243	3,816,155	9,878	1,063,243	3,826,033	4,889,276	686,033	2017	40 Years
Erie, PA	—	425,267	1,284,883	—	425,267	1,284,883	1,710,150	235,429	2017	40 Years
Pittsburgh, PA	—	692,454	2,509,358	—	692,454	2,509,358	3,201,812	470,328	2017	40 Years
Sumter, SC	—	132,204	1,095,478	—	132,204	1,095,478	1,227,682	207,658	2017	40 Years
Chattanooga, TN	—	2,089,237	3,595,808	195	2,089,237	3,596,004	5,685,241	636,790	2017	40 Years
Etowah, TN	—	74,057	862,436	78,325	74,057	940,761	1,014,818	184,058	2017	40 Years
Memphis, TN	—	1,661,764	3,874,356	15,301	1,661,764	3,889,657	5,551,421	3,889,657	2017	40 Years
Alamo, TX	—	104,878	821,355	13,275	104,878	834,630	939,508	145,977	2017	40 Years
Andrews, TX	—	172,373	817,252	(291)	172,373	816,961	989,334	158,291	2017	40 Years
Arlington, TX	—	497,852	1,601,007	1,783	497,852	1,602,791	2,100,643	303,787	2017	40 Years
Canyon Lake, TX	—	382,522	1,026,179	(281)	382,522	1,025,899	1,408,421	179,534	2017	40 Years
Corpus Christi, TX	—	185,375	1,413,299	—	185,375	1,413,299	1,598,674	267,787	2017	40 Years
Fort Stockton, TX	—	185,474	1,186,339	—	185,474	1,186,340	1,371,814	224,880	2017	40 Years
Fort Worth, TX	—	1,016,587	4,622,507	257,308	1,016,587	4,879,816	5,896,403	919,240	2017	40 Years
Lufkin, TX	—	1,497,171	4,948,906	20,434	1,497,171	4,969,340	6,466,511	962,662	2017	40 Years
Newport News, VA	—	2,458,053	5,390,475	758,009	2,458,053	6,148,485	8,606,538	1,315,212	2017	40 Years
Appleton, WI	—	417,249	1,525,582	9,779	417,249	1,535,362	1,952,611	287,088	2017	40 Years
Onalaska, WI	—	821,085	2,651,773	—	821,085	2,651,773	3,472,858	502,678	2017	40 Years
Athens, AL	—	253,858	1,204,570	—	253,858	1,204,570	1,458,428	180,685	2018	40 Years
Birmingham, AL	—	1,635,912	2,739,834	—	1,635,912	2,739,834	4,375,746	462,321	2018	40 Years
Boaz, AL	—	379,197	898,689	—	379,197	898,689	1,277,886	151,570	2018	40 Years
Roanoke, AL	—	110,924	938,451	—	110,924	938,451	1,049,375	146,708	2018	40 Years
Selma, AL	—	206,831	1,790,939	(24,494)	206,831	1,766,445	1,973,276	265,580	2018	40 Years
Little Rock, AR	—	390,921	856,987	—	390,921	856,987	1,247,908	128,548	2018	40 Years
Maricopa, AZ	—	2,166,955	9,505,724	14,600	2,166,955	9,520,324	11,687,279	1,448,187	2018	40 Years
Parker, AZ	—	322,510	1,159,624	1,163	322,510	1,160,787	1,483,297	190,955	2018	40 Years
St. Michaels, AZ	—	127,874	1,043,962	12,012	127,874	1,055,974	1,183,848	165,281	2018	40 Years
Grand Junction, CO	—	835,792	1,915,976	—	835,792	1,915,976	2,751,768	287,397	2018	40 Years
Brookfield, CT	—	343,489	835,106	—	343,489	835,106	1,178,595	125,266	2018	40 Years
Manchester, CT	—	316,847	558,659	—	316,847	558,659	875,506	83,799	2018	40 Years
Waterbury, CT	—	663,667	607,457	—	663,667	607,457	1,271,124	91,119	2018	40 Years
Apopka, FL	—	587,585	2,363,721	73,672	587,585	2,437,393	3,024,978	365,126	2018	40 Years
Cape Coral, FL	—	554,721	1,009,404	59,500	554,721	1,068,904	1,623,625	155,051	2018	40 Years
Crystal River, FL	—	369,723	1,015,324	—	369,723	1,015,324	1,385,047	175,556	2018	40 Years
DeFuniak Springs, FL	—	226,898	835,016	(18,770)	200,998	842,146	1,043,144	129,757	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Eustis, FL	—	649,394	1,580,694	—	649,394	1,580,694	2,230,088	237,104	2018	40 Years
Hollywood, FL	—	895,783	947,204	—	895,783	947,204	1,842,987	142,081	2018	40 Years
Homestead, FL	—	650,821	948,265	—	650,821	948,265	1,599,086	142,240	2018	40 Years
Jacksonville, FL	—	827,799	1,554,516	—	827,799	1,554,516	2,382,315	233,177	2018	40 Years
Marianna, FL	—	257,760	886,801	—	257,760	886,801	1,144,561	133,020	2018	40 Years
Melbourne, FL	—	497,607	1,549,974	—	497,607	1,549,974	2,047,581	232,496	2018	40 Years
Merritt Island, FL	—	598,790	988,114	—	598,790	988,114	1,586,904	154,393	2018	40 Years
St. Petersburg, FL	—	958,547	902,502	—	958,547	902,502	1,861,049	144,720	2018	40 Years
Tampa, FL	—	488,002	1,209,902	—	488,002	1,209,902	1,697,904	194,088	2018	40 Years
Tampa, FL	—	703,273	1,283,951	—	703,273	1,283,951	1,987,224	195,206	2018	40 Years
Titusville, FL	—	137,421	1,017,394	12,058	137,421	1,029,453	1,166,874	154,342	2018	40 Years
Winter Haven, FL	—	832,247	1,433,449	—	832,247	1,433,449	2,265,696	215,017	2018	40 Years
Albany, GA	—	448,253	1,462,641	6,023	448,253	1,468,664	1,916,917	220,258	2018	40 Years
Austell, GA	—	1,162,782	7,462,351	—	1,162,782	7,462,351	8,625,133	1,243,725	2018	40 Years
Conyers, GA	—	330,549	941,133	—	330,549	941,133	1,271,682	141,170	2018	40 Years
Covington, GA	—	744,321	1,235,171	64,400	744,321	1,299,571	2,043,892	194,407	2018	40 Years
Doraville, GA	—	1,991,031	291,663	493,224	1,991,031	784,887	2,775,918	96,415	2018	40 Years
Douglasville, GA	—	519,420	1,492,529	—	519,420	1,492,529	2,011,949	223,880	2018	40 Years
Lilburn, GA	—	304,597	1,206,785	—	304,597	1,206,785	1,511,382	181,018	2018	40 Years
Marietta, GA	—	1,257,433	1,563,755	5,501	1,257,433	1,569,255	2,826,688	267,458	2018	40 Years
Marietta, GA	—	447,582	832,782	—	447,582	832,782	1,280,364	124,917	2018	40 Years
Pooler, GA	—	989,819	1,220,271	733	989,819	1,221,005	2,210,824	198,395	2018	40 Years
Riverdale, GA	—	474,072	879,835	(3,750)	470,322	879,835	1,350,157	131,975	2018	40 Years
Savannah, GA	—	944,815	2,997,426	14,050	944,815	3,011,476	3,956,291	451,620	2018	40 Years
Statesboro, GA	—	681,381	1,592,291	1,785	681,381	1,594,077	2,275,458	249,052	2018	40 Years
Union City, GA	—	97,528	1,036,165	—	97,528	1,036,165	1,133,693	155,425	2018	40 Years
Ackley, IA	—	202,968	896,444	—	202,968	896,444	1,099,412	153,060	2018	40 Years
Riceville, IA	—	154,294	742,421	—	154,294	742,421	896,715	126,725	2018	40 Years
Riverside, IA	—	579,935	1,594,085	—	579,935	1,594,085	2,174,020	259,039	2018	40 Years
Urbandale, IA	—	68,172	2,938,611	(85,151)	593,022	2,328,611	2,921,633	448,104	2018	40 Years
Nampa, ID	—	496,676	5,163,257	37,265	496,676	5,200,522	5,697,198	833,538	2018	40 Years
Aurora, IL	—	174,456	862,599	—	174,456	862,599	1,037,055	129,390	2018	40 Years
Bloomington, IL	—	1,408,067	986,931	677	1,408,067	987,609	2,395,676	164,581	2018	40 Years
Carlinville, IL	—	208,519	1,113,537	1,163	208,519	1,114,699	1,323,218	183,370	2018	40 Years
Centralia, IL	—	277,527	351,547	—	277,527	351,547	629,074	52,732	2018	40 Years
Chicago, IL	—	1,569,578	632,848	—	1,569,578	632,848	2,202,426	109,402	2018	40 Years
Flora, IL	—	232,155	1,121,688	4,087	232,155	1,125,775	1,357,930	171,177	2018	40 Years
Gurnee, IL	—	1,341,679	951,320	—	1,341,679	951,320	2,292,999	160,519	2018	40 Years
Lake Zurich, IL	—	290,272	857,467	141,839	290,272	999,306	1,289,578	142,892	2018	40 Years
Macomb, IL	—	85,753	661,375	—	85,753	661,375	747,128	99,206	2018	40 Years
Morris, IL	—	331,622	1,842,994	3,880	331,622	1,846,874	2,178,496	288,525	2018	40 Years
Newton, IL	—	510,192	1,069,075	2,500	510,192	1,071,575	1,581,767	169,630	2018	40 Years
Northlake, IL	—	353,337	564,677	4,343	353,337	569,020	922,357	87,743	2018	40 Years
Rockford, IL	—	270,180	708,041	—	270,180	708,041	978,221	122,424	2018	40 Years
Greenwood, IN	—	1,586,786	1,232,818	1,163	1,586,786	1,233,980	2,820,766	203,001	2018	40 Years
Hammond, IN	—	230,142	—	—	230,142	—	230,142	—	2018
Indianapolis, IN	—	132,291	311,647	—	132,291	311,647	443,938	46,747	2018	40 Years
South Bend, IN	—	420,571	2,772,376	—	420,571	2,772,376	3,192,947	479,343	2018	40 Years
Warsaw, IN	—	583,174	1,118,270	58,247	583,174	1,176,516	1,759,690	205,968	2018	40 Years
Overland Park, KS	—	1,053,287	6,141,649	218	1,053,287	6,141,868	7,195,155	959,663	2018	40 Years
Ekron, KY	—	95,655	802,880	56,452	95,655	859,332	954,987	133,761	2018	40 Years
Florence, KY	—	601,820	1,054,572	—	601,820	1,054,572	1,656,392	158,186	2018	40 Years
Chalmette, LA	—	290,396	1,297,684	—	290,396	1,297,684	1,588,080	194,653	2018	40 Years
Donaldsonville, LA	—	542,118	2,418,183	31,276	542,118	2,449,460	2,991,578	393,524	2018	40 Years
Franklinton, LA	—	193,192	925,598	—	193,192	925,598	1,118,790	144,625	2018	40 Years
Franklinton, LA	—	242,651	2,462,533	—	242,651	2,462,533	2,705,184	395,031	2018	40 Years
Franklinton, LA	—	396,560	1,122,737	—	396,560	1,122,737	1,519,297	175,428	2018	40 Years
Franklinton, LA	—	163,258	747,944	—	163,258	747,944	911,202	116,866	2018	40 Years
Harvey, LA	—	728,822	1,468,688	—	728,822	1,468,688	2,197,510	247,769	2018	40 Years
Jena, LA	—	772,878	2,392,129	2,040	774,918	2,392,129	3,167,047	383,737	2018	40 Years
Jennings, LA	—	128,158	2,329,137	150,190	128,158	2,479,326	2,607,484	406,172	2018	40 Years
New Orleans, LA	—	293,726	—	—	293,726	—	293,726	—	2018
Pine Grove, LA	—	238,223	758,573	—	238,223	758,573	996,796	118,527	2018	40 Years
Rayville, LA	—	310,034	2,365,203	34,110	310,034	2,399,313	2,709,347	382,191	2018	40 Years
Roseland, LA	—	307,331	872,252	—	307,331	872,252	1,179,583	136,289	2018	40 Years
Talisheek, LA	—	150,802	1,031,214	41,718	150,802	1,072,931	1,223,733	167,124	2018	40 Years
Springfield, MA	—	153,428	826,741	—	153,428	826,741	980,169	124,011	2018	40 Years
Baltimore, MD	—	699,157	651,927	—	699,157	651,927	1,351,084	97,789	2018	40 Years
Salisbury, MD	—	305,215	1,193,870	—	305,215	1,193,870	1,499,085	179,081	2018	40 Years
Ann Arbor, MI	—	735,859	2,489,707	—	735,859	2,489,707	3,225,566	430,465	2018	40 Years
Belleville, MI	—	598,203	3,970,176	—	598,203	3,970,176	4,568,379	686,417	2018	40 Years
Grand Blanc, MI	—	1,589,886	3,738,477	—	1,589,886	3,738,477	5,328,363	646,367	2018	40 Years
Jackson, MI	—	1,451,971	2,548,436	—	1,451,971	2,548,436	4,000,407	440,609	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Kentwood, MI	—	939,481	3,438,259	—	939,481	3,438,259	4,377,740	594,469	2018	40 Years
Lake Orion, MI	—	1,172,982	2,349,762	8,277	1,172,982	2,358,038	3,531,020	406,974	2018	40 Years
Onaway, MI	—	17,557	935,308	—	17,557	935,308	952,865	153,936	2018	40 Years
Champlin, MN	—	307,271	1,602,196	18,429	307,271	1,620,625	1,927,896	242,979	2018	40 Years
North Branch, MN	—	533,175	—	205	533,380	—	533,380	—	2018
Richfield, MN	—	2,141,431	613,552	—	2,141,431	613,552	2,754,983	92,033	2018	40 Years
Blue Springs, MO	—	431,698	1,704,870	—	431,698	1,704,870	2,136,568	277,039	2018	40 Years
Florissant, MO	—	733,592	1,961,094	(14,149)	733,592	1,946,945	2,680,537	292,130	2018	40 Years
Joplin, MO	—	789,880	384,638	—	789,880	384,638	1,174,518	66,500	2018	40 Years
Liberty, MO	—	308,470	2,750,231	55,155	308,470	2,805,386	3,113,856	463,992	2018	40 Years
Neosho, MO	—	687,812	1,115,054	—	687,812	1,115,054	1,802,866	181,197	2018	40 Years
Springfield, MO	—	1,311,497	5,462,972	—	1,311,497	5,462,972	6,774,469	955,994	2018	40 Years
St. Peters, MO	—	1,205,257	1,760,658	—	1,205,257	1,760,658	2,965,915	264,099	2018	40 Years
Webb City, MO	—	1,324,146	1,501,744	—	1,324,146	1,501,744	2,825,890	259,666	2018	40 Years
Bay St. Louis, MS	—	547,498	2,080,989	—	547,498	2,080,989	2,628,487	333,825	2018	40 Years
Corinth, MS	—	504,885	4,540,022	129,132	504,885	4,669,154	5,174,039	815,171	2018	40 Years
Forest, MS	—	189,817	1,340,848	—	189,817	1,340,848	1,530,665	215,094	2018	40 Years
Southaven, MS	—	150,931	826,123	—	150,931	826,123	977,054	123,918	2018	40 Years
Waynesboro, MS	—	243,835	1,205,383	—	243,835	1,205,383	1,449,218	193,363	2018	40 Years
Charlotte, NC	—	287,732	518,005	—	287,732	518,005	805,737	77,701	2018	40 Years
Durham, NC	—	1,787,380	848,986	—	1,787,380	848,986	2,636,366	127,348	2018	40 Years
Fayetteville, NC	—	108,898	1,769,274	—	108,898	1,769,274	1,878,172	265,391	2018	40 Years
Greensboro, NC	—	402,957	1,351,015	—	402,957	1,351,015	1,753,972	202,652	2018	40 Years
Greenville, NC	—	541,233	1,403,441	—	541,233	1,403,441	1,944,674	210,516	2018	40 Years
High Point, NC	—	252,336	1,024,696	—	252,336	1,024,696	1,277,032	153,704	2018	40 Years
Concord, NC	—	526,102	1,955,989	8,699	526,102	1,964,688	2,490,790	298,724	2018	40 Years
Kernersville, NC	—	270,581	966,807	—	270,581	966,807	1,237,388	145,021	2018	40 Years
Pineville, NC	—	1,390,592	6,390,201	—	1,390,592	6,390,201	7,780,793	1,011,759	2018	40 Years
Rockingham, NC	—	245,976	955,579	—	245,976	955,579	1,201,555	155,282	2018	40 Years
Salisbury, NC	—	572,085	700,288	—	572,085	700,288	1,272,373	105,043	2018	40 Years
Zebulon, NC	—	160,107	1,077	36	161,220	—	161,220	—	2018
Nashua, NH	—	3,635,953	2,720,644	336,461	3,635,953	3,057,105	6,693,058	472,303	2018	40 Years
Forked River, NJ	—	4,227,966	3,991,690	(95,381)	4,227,966	3,896,309	8,124,275	606,698	2018	40 Years
Forked River, NJ	—	3,505,805	427,134	—	3,505,805	427,134	3,932,939	65,819	2018	40 Years
Forked River, NJ	—	1,128,858	1,396,960	—	1,128,858	1,396,960	2,525,818	215,365	2018	40 Years
Forked River, NJ	—	1,682,284	115,217	—	1,682,284	115,217	1,797,501	20,839	2018	40 Years
Forked River, NJ	—	682,822	—	—	682,822	—	682,822	—	2018
Woodland Park, NJ	—	7,761,801	3,958,902	—	7,761,801	3,958,902	11,720,703	635,061	2018	40 Years
Bernalillo, NM	—	899,770	2,037,465	(78,875)	820,895	2,037,465	2,858,360	353,593	2018	40 Years
Farmington, NM	—	4,428,998	—	—	4,428,998	—	4,428,998	—	2018
Canandaigua, NY	—	154,996	1,352,174	156	154,996	1,352,330	1,507,326	214,087	2018	40 Years
Catskill, NY	—	80,524	1,097,609	156	80,524	1,097,765	1,178,289	173,781	2018	40 Years
Clifton Park, NY	—	925,613	1,858,613	18,498	925,613	1,877,111	2,802,724	281,243	2018	40 Years
Elmira, NY	—	43,388	947,627	—	43,388	947,627	991,015	142,144	2018	40 Years
Geneseo, NY	—	264,795	1,328,115	156	264,795	1,328,271	1,593,066	210,297	2018	40 Years
Greece, NY	—	182,916	1,254,678	156	182,916	1,254,834	1,437,750	198,650	2018	40 Years
Hamburg, NY	—	520,599	2,039,602	—	520,599	2,039,602	2,560,201	305,940	2018	40 Years
Latham, NY	—	373,318	764,382	—	373,318	764,382	1,137,700	114,657	2018	40 Years
Niagara Falls, NY	—	392,301	1,022,745	—	392,301	1,022,745	1,415,046	153,412	2018	40 Years
N. Syracuse, NY	—	165,417	452,510	10,034	165,417	462,544	627,961	69,068	2018	40 Years
Rochester, NY	—	100,136	895,792	—	100,136	895,792	995,928	141,834	2018	40 Years
Rochester, NY	—	575,463	772,555	—	575,463	772,555	1,348,018	115,883	2018	40 Years
Rochester, NY	—	375,721	881,257	—	375,721	881,257	1,256,978	132,189	2018	40 Years
Schenectady, NY	—	74,387	1,279,967	8,540	74,387	1,288,507	1,362,894	203,859	2018	40 Years
Schenectady, NY	—	453,006	726,404	—	453,006	726,404	1,179,410	108,961	2018	40 Years
Syracuse, NY	—	339,207	918,302	—	339,207	918,302	1,257,509	137,745	2018	40 Years
Syracuse, NY	—	607,053	259,331	—	607,053	259,331	866,384	38,900	2018	40 Years
Tonawanda, NY	—	94,443	727,373	156	94,443	727,530	821,973	115,160	2018	40 Years
Tonawanda, NY	—	131,021	576,915	—	131,021	576,915	707,936	86,537	2018	40 Years
W. Seneca, NY	—	98,194	737,592	—	98,194	737,592	835,786	110,639	2018	40 Years
Williamsville, NY	—	705,842	488,800	—	705,842	488,800	1,194,642	73,320	2018	40 Years
Akron, OH	—	445,299	—	—	445,299	—	445,299	—	2018
Bellevue, OH	—	272,308	1,127,365	62,975	272,308	1,190,340	1,462,648	200,284	2018	40 Years
Canton, OH	—	981,941	1,076,113	—	981,941	1,076,113	2,058,054	161,417	2018	40 Years
Columbus, OH	—	542,161	1,088,316	—	542,161	1,088,316	1,630,477	163,248	2018	40 Years
Fairview Park, OH	—	338,732	400,013	—	338,732	400,013	738,745	60,002	2018	40 Years
Franklin, OH	—	5,405,718	—	—	5,405,718	—	5,405,718	—	2018
Middletown, OH	—	311,389	1,451,469	43,440	311,389	1,494,909	1,806,298	239,697	2018	40 Years
Niles, OH	—	334,783	798,136	—	334,783	798,136	1,132,919	119,720	2018	40 Years
North Olmsted, OH	—	544,903	810,840	34,500	544,903	845,340	1,390,243	144,266	2018	40 Years
Warren, OH	—	208,710	601,092	—	208,710	601,092	809,802	90,164	2018	40 Years
Warrensville Heights, OH	—	735,534	—	627	736,161	—	736,161	—	2018
Youngstown, OH	—	323,983	989,430	—	323,983	989,430	1,313,413	148,414	2018	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Broken Arrow, OK	—	919,176	1,276,754	1,778	919,176	1,278,532	2,197,708	207,717	2018	40 Years
Chickasha, OK	—	230,000	2,881,525	11,101	230,000	2,892,626	3,122,626	456,577	2018	40 Years
Coweta, OK	—	282,468	803,762	—	282,468	803,762	1,086,230	130,611	2018	40 Years
Midwest City, OK	—	755,192	5,687,280	5,850	755,192	5,693,131	6,448,323	891,848	2018	40 Years
Oklahoma City, OK	—	1,104,085	1,874,359	26,804	1,104,085	1,901,162	3,005,247	289,514	2018	40 Years
Shawnee, OK	—	409,190	957,557	—	409,190	957,557	1,366,747	143,634	2018	40 Years
Wright City, OK	—	38,302	1,010,645	(1,300)	38,302	1,009,345	1,047,647	157,437	2018	40 Years
Hillsboro, OR	—	4,632,369	7,656,179	—	4,632,369	7,656,179	12,288,548	1,276,030	2018	40 Years
Carlisle, PA	—	340,349	643,498	—	340,349	643,498	983,847	96,525	2018	40 Years
Erie, PA	—	58,279	833,933	—	58,279	833,933	892,212	125,090	2018	40 Years
Johnstown, PA	—	1,030,667	—	8,829	1,039,496	—	1,039,496	—	2018
King of Prussia, PA	—	5,097,320	—	1,201	5,098,522	—	5,098,522	—	2018
Philadelphia, PA	—	155,212	218,083	—	155,212	218,083	373,295	32,712	2018	40 Years
Philadelphia, PA	—	127,690	122,516	—	127,690	122,516	250,206	18,377	2018	40 Years
Pittsburgh, PA	—	927,083	5,126,243	25,348	927,083	5,151,590	6,078,673	791,872	2018	40 Years
Pittsburgh, PA	—	1,397,965	—	1,810	1,399,775	—	1,399,775	—	2018
Upper Darby, PA	—	861,339	85,966	37,671	861,339	123,637	984,976	28,030	2018	40 Years
Wysox, PA	—	1,668,272	1,699,343	31,181	1,668,272	1,730,524	3,398,796	271,837	2018	40 Years
Richmond, RI	—	1,293,932	7,477,281	714,488	1,293,932	8,191,768	9,485,700	1,459,097	2018	40 Years
Warwick, RI	—	687,454	2,108,256	—	687,454	2,108,256	2,795,710	316,238	2018	40 Years
Greenville, SC	—	628,081	1,451,481	—	628,081	1,451,481	2,079,562	217,722	2018	40 Years
Lake City, SC	—	57,911	932,874	44,809	57,911	977,683	1,035,594	144,731	2018	40 Years
Manning, SC	—	245,546	989,236	146	245,546	989,382	1,234,928	156,633	2018	40 Years
Mt. Pleasant, SC	—	555,387	1,042,804	—	555,387	1,042,804	1,598,191	156,421	2018	40 Years
Myrtle Beach, SC	—	254,334	149,107	—	254,334	149,107	403,441	22,366	2018	40 Years
Spartanburg, SC	—	709,338	1,618,382	—	709,338	1,618,382	2,327,720	242,757	2018	40 Years
Sumter, SC	—	521,299	809,466	—	521,299	809,466	1,330,765	121,420	2018	40 Years
Walterboro, SC	—	207,130	827,775	—	207,130	827,775	1,034,905	134,511	2018	40 Years
Chattanooga, TN	—	1,179,566	1,236,591	—	1,179,566	1,236,591	2,416,157	185,489	2018	40 Years
Johnson City, TN	—	181,117	1,232,151	—	181,117	1,232,151	1,413,268	184,823	2018	40 Years
Beaumont, TX	—	936,389	2,725,502	21,661	936,389	2,747,164	3,683,553	411,939	2018	40 Years
Donna, TX	—	962,302	1,620,925	—	962,302	1,620,925	2,583,227	256,612	2018	40 Years
Fairfield, TX	—	125,098	970,816	—	125,098	970,816	1,095,914	149,667	2018	40 Years
Groves, TX	—	596,586	2,250,794	—	596,586	2,250,794	2,847,380	337,619	2018	40 Years
Humble, TX	—	173,885	867,347	—	173,885	867,347	1,041,232	130,102	2018	40 Years
Jacksboro, TX	—	119,147	1,036,482	—	119,147	1,036,482	1,155,629	159,791	2018	40 Years
Kemah, TX	—	2,324,774	2,835,597	(22,047)	2,324,774	2,813,550	5,138,324	437,895	2018	40 Years
Lamesa, TX	—	66,019	1,493,146	—	66,019	1,493,146	1,559,165	248,851	2018	40 Years
Live Oak, TX	—	371,174	1,880,746	—	371,174	1,880,746	2,251,920	305,619	2018	40 Years
Lufkin, TX	—	382,643	1,054,911	—	382,643	1,054,911	1,437,554	158,237	2018	40 Years
Plano, TX	—	452,721	822,683	—	452,721	822,683	1,275,404	123,402	2018	40 Years
Port Arthur, TX	—	512,094	721,936	—	512,094	721,936	1,234,030	108,290	2018	40 Years
Porter, TX	—	524,532	1,683,767	566	524,532	1,684,333	2,208,865	263,170	2018	40 Years
Tomball, TX	—	1,336,029	1,849,554	—	1,336,029	1,849,554	3,185,583	300,549	2018	40 Years
Universal City, TX	—	380,788	1,496,318	—	380,788	1,496,318	1,877,106	224,448	2018	40 Years
Waxahachie, TX	—	388,138	792,125	—	388,138	792,125	1,180,263	118,819	2018	40 Years
Willis, TX	—	406,466	925,047	7,287	406,466	932,334	1,338,800	145,583	2018	40 Years
Logan, UT	—	914,515	2,774,985	—	914,515	2,774,985	3,689,500	439,373	2018	40 Years
Christiansburg, VA	—	520,538	661,780	—	520,538	661,780	1,182,318	99,267	2018	40 Years
Fredericksburg, VA	—	452,911	1,076,589	—	452,911	1,076,589	1,529,500	161,488	2018	40 Years
Glen Allen, VA	—	1,112,948	837,542	108,465	1,112,948	946,007	2,058,955	153,014	2018	40 Years
Hampton, VA	—	353,242	514,898	—	353,242	514,898	868,140	77,235	2018	40 Years
Louisa, VA	—	538,246	2,179,541	—	538,246	2,179,541	2,717,787	343,380	2018	40 Years
Manassas, VA	—	1,454,278	—	—	1,454,278	—	1,454,278	—	2018
Virginia Beach, VA	—	2,142,002	1,154,585	—	2,142,002	1,154,585	3,296,587	173,188	2018	40 Years
Virginia Beach, VA	—	271,176	3,308,434	—	271,176	3,308,434	3,579,610	496,265	2018	40 Years
Everett, WA	—	414,899	811,710	—	414,899	811,710	1,226,609	121,756	2018	40 Years
Green Bay, WI	—	817,143	1,383,440	—	817,143	1,383,440	2,200,583	207,516	2018	40 Years
La Crosse, WI	—	175,551	1,145,438	—	175,551	1,145,438	1,320,989	171,816	2018	40 Years
Madison, WI	—	2,475,815	4,249,537	(30,001)	2,475,814	4,219,537	6,695,351	652,990	2018	40 Years
Mt. Pleasant, WI	—	208,806	1,173,275	(601)	208,205	1,173,275	1,381,480	175,991	2018	40 Years
Schofield, WI	—	533,503	1,071,930	—	533,502	1,071,930	1,605,432	160,790	2018	40 Years
Sheboygan, WI	—	331,691	929,093	—	331,691	929,093	1,260,784	139,364	2018	40 Years
Bluefield, WV	—	287,740	947,287	12,403	287,740	959,691	1,247,431	164,964	2018	40 Years
Athens, AL	—	338,789	1,119,459	(2,717)	338,789	1,116,742	1,455,531	151,305	2019	40 Years
Attalla, AL	—	289,473	928,717	—	289,473	928,717	1,218,190	125,764	2019	40 Years
Birmingham, AL	—	1,400,530	859,880	236,711	1,400,530	1,096,591	2,497,121	128,393	2019	40 Years
Blountsville, AL	—	262,412	816,070	22,398	262,412	838,468	1,100,880	111,640	2019	40 Years
Coffeeville, AL	—	129,263	864,122	—	129,263	864,122	993,385	117,016	2019	40 Years
Phenix, AL	—	292,234	1,280,705	—	292,234	1,280,705	1,572,939	186,770	2019	40 Years
Silas, AL	—	383,742	1,351,195	—	383,742	1,351,195	1,734,937	182,965	2019	40 Years
Searcy, AR	—	851,561	5,582,069	115,287	851,561	5,697,356	6,548,917	828,490	2019	40 Years
Sheridan, AR	—	124,667	1,070,754	—	124,667	1,070,754	1,195,421	144,865	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Trumann, AR	—	170,957	1,064,039	(30,357)	140,600	1,064,039	1,204,639	143,955	2019	40 Years
Tuba City, AZ	—	138,006	1,253,376	531	138,006	1,253,907	1,391,913	164,485	2019	40 Years
Visalia, CA	—	2,552,353	6,994,518	18,678	2,552,353	7,013,196	9,565,549	977,525	2019	40 Years
Lakewood, CO	—	3,021,260	6,125,185	57,272	3,021,260	6,182,457	9,203,717	773,586	2019	40 Years
Rifle, CO	—	4,427,019	1,599,591	—	4,427,019	1,599,591	6,026,610	223,168	2019	40 Years
Danbury, CT	—	1,095,933	—	—	1,095,933	—	1,095,933	—	2019
Greenwich, CT	—	16,350,193	3,076,568	6,540	16,350,193	3,083,108	19,433,301	444,645	2019	40 Years
Orange, CT	—	6,881,022	10,519,218	38,849	6,881,022	10,558,067	17,439,089	1,386,551	2019	40 Years
Torrington, CT	—	195,171	1,541,214	26,976	195,171	1,568,190	1,763,361	199,919	2019	40 Years
Bear, DE	—	743,604	—	657	744,261	—	744,261	—	2019
Wilmington, DE	—	2,501,623	2,784,576	—	2,501,623	2,784,576	5,286,199	400,118	2019	40 Years
Apopka, FL	—	646,629	1,215,458	10,730	646,629	1,226,188	1,872,817	184,822	2019	40 Years
Clearwater, FL	—	497,216	1,027,192	—	497,216	1,027,192	1,524,408	147,492	2019	40 Years
Cocoa, FL	—	2,174,730	—	—	2,174,730	—	2,174,730	—	2019
Lake Placid, FL	—	255,339	1,059,913	—	255,339	1,059,913	1,315,252	136,905	2019	40 Years
Merritt Island, FL	—	746,846	1,805,756	—	746,846	1,805,756	2,552,602	240,767	2019	40 Years
Poinciana, FL	—	608,450	1,073,714	—	608,450	1,073,714	1,682,164	138,688	2019	40 Years
Sanford, FL	—	2,791,684	4,763,063	20,322	2,791,684	4,783,386	7,575,070	637,354	2019	40 Years
Wauchula, FL	—	333,236	1,156,806	—	333,236	1,156,806	1,490,042	173,521	2019	40 Years
West Palm Beach, FL	—	2,484,935	2,344,077	—	2,484,935	2,344,077	4,829,012	312,472	2019	40 Years
Brunswick, GA	—	186,767	1,615,510	1,900	186,767	1,617,410	1,804,177	232,164	2019	40 Years
Columbus, GA	—	336,125	2,497,365	32,240	336,125	2,529,605	2,865,730	326,405	2019	40 Years
Conyers, GA	—	714,666	2,137,506	—	714,666	2,137,506	2,852,172	293,793	2019	40 Years
Dacula, GA	—	1,280,484	1,716,312	—	1,280,484	1,716,312	2,996,796	250,236	2019	40 Years
Marietta, GA	—	390,416	1,441,936	—	390,416	1,441,936	1,832,352	207,101	2019	40 Years
Tucker, GA	—	374,268	1,652,522	—	374,268	1,652,522	2,026,790	240,933	2019	40 Years
Waterloo, IA	—	369,497	1,265,450	—	369,497	1,265,450	1,634,947	168,655	2019	40 Years
Chubbuck, ID	—	1,067,983	5,880,828	—	1,067,983	5,880,828	6,948,811	869,870	2019	40 Years
Chubbuck, ID	—	185,310	—	—	185,310	—	185,310	—	2019
Chubbuck, ID	—	873,334	1,653,886	—	873,334	1,653,886	2,527,220	244,637	2019	40 Years
Edwardsville, IL	—	449,741	1,202,041	—	449,741	1,202,041	1,651,782	172,665	2019	40 Years
Elk Grove Village, IL	—	394,567	1,395,659	22,896	394,567	1,418,555	1,813,122	188,658	2019	40 Years
Evergreen Park, IL	—	5,687,045	18,880,969	—	5,687,045	18,880,969	24,568,014	2,517,191	2019	40 Years
Freeport, IL	—	92,295	1,537,120	—	92,295	1,537,120	1,629,415	201,680	2019	40 Years
Geneva, IL	—	644,434	1,213,859	—	644,434	1,213,859	1,858,293	171,963	2019	40 Years
Greenville, IL	—	135,642	1,026,006	—	135,642	1,026,006	1,161,648	130,388	2019	40 Years
Murphysboro, IL	—	176,281	988,808	—	176,281	988,808	1,165,089	135,818	2019	40 Years
Rockford, IL	—	814,666	1,719,410	—	814,666	1,719,410	2,534,076	225,606	2019	40 Years
Round Lake, IL	—	325,722	2,669,132	5,756	325,722	2,674,888	3,000,610	336,025	2019	40 Years
Fishers, IN	—	429,857	621,742	37,900	429,857	659,642	1,089,499	94,074	2019	40 Years
Gas City, IN	—	504,378	1,341,890	—	504,378	1,341,890	1,846,268	198,488	2019	40 Years
Hammond, IN	—	149,230	1,002,706	—	149,230	1,002,706	1,151,936	135,783	2019	40 Years
Kokomo, IN	—	716,631	1,143,537	—	716,631	1,143,537	1,860,168	164,276	2019	40 Years
Marion, IN	—	140,507	898,097	27,530	140,507	925,627	1,066,134	115,835	2019	40 Years
Westfield, IN	—	594,597	1,260,563	43,497	594,597	1,304,060	1,898,657	189,960	2019	40 Years
Concordia, KS	—	150,440	1,144,639	26,864	150,440	1,171,503	1,321,943	146,191	2019	40 Years
Parsons, KS	—	203,953	1,073,554	—	203,953	1,073,554	1,277,507	156,439	2019	40 Years
Pratt, KS	—	245,375	1,293,871	—	245,375	1,293,871	1,539,246	172,516	2019	40 Years
Wellington, KS	—	95,197	1,090,333	—	95,197	1,090,333	1,185,530	143,040	2019	40 Years
Wichita, KS	—	1,257,608	5,700,299	355	1,257,608	5,700,654	6,958,262	807,449	2019	40 Years
Crestwood, KY	—	670,021	1,096,031	9,668	670,021	1,105,699	1,775,720	138,152	2019	40 Years
Georgetown, KY	—	257,839	3,025,734	266,479	257,839	3,292,213	3,550,052	426,562	2019	40 Years
Grayson, KY	—	241,857	1,155,603	—	241,857	1,155,603	1,397,460	154,080	2019	40 Years
Henderson, KY	—	146,676	958,794	—	146,676	958,794	1,105,470	121,847	2019	40 Years
Leitchfield, KY	—	303,830	1,062,711	—	303,830	1,062,711	1,366,541	132,839	2019	40 Years
Kentwood, LA	—	327,392	638,214	20,612	327,392	658,826	986,218	99,212	2019	40 Years
Lake Charles, LA	—	565,778	890,034	(110,745)	750,569	594,498	1,345,067	54,033	2019	40 Years
Brockton, MA	—	3,254,807	8,504,236	105,278	3,254,807	8,609,514	11,864,321	1,078,348	2019	40 Years
Ipswich, MA	—	467,109	967,282	—	467,109	967,282	1,434,391	132,906	2019	40 Years
Ipswich, MA	—	2,606,990	3,414,474	6,230	2,606,990	3,420,704	6,027,694	470,153	2019	40 Years
Bowie, MD	—	2,840,009	4,474,364	—	2,840,009	4,474,364	7,314,373	615,114	2019	40 Years
Eldersburg, MD	—	563,227	1,855,987	519	563,227	1,856,507	2,419,734	243,563	2019	40 Years
Adrian, MI	—	459,814	1,562,895	38,711	459,814	1,601,605	2,061,419	229,152	2019	40 Years
Allegan, MI	—	184,466	1,239,762	—	184,466	1,239,762	1,424,228	170,467	2019	40 Years
Caro, MI	—	183,318	1,328,630	—	183,318	1,328,630	1,511,948	174,336	2019	40 Years
Clare, MI	—	153,379	1,412,383	11,126	153,379	1,423,510	1,576,889	180,805	2019	40 Years
Cooks, MI	—	304,340	1,109,838	9,630	304,340	1,119,468	1,423,808	139,873	2019	40 Years
Crystal Falls, MI	—	62,462	757,276	—	62,462	757,276	819,738	102,548	2019	40 Years
Harrison, MI	—	59,984	900,901	(25,895)	59,984	875,006	934,990	109,548	2019	40 Years
Jackson, MI	—	524,446	1,265,119	—	524,446	1,265,119	1,789,565	163,411	2019	40 Years
Monroe, MI	—	501,688	2,651,440	—	501,688	2,651,440	3,153,128	380,946	2019	40 Years
Plymouth, MI	—	580,459	1,043,474	47,200	580,459	1,090,674	1,671,133	160,226	2019	40 Years
Spalding, MI	—	86,973	842,434	—	86,973	842,434	929,407	114,080	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Walker, MI	—	4,821,073	15,814,475	17,091	4,821,073	15,831,566	20,652,639	2,044,720	2019	40 Years
Lakeville, MN	—	1,774,051	6,386,118	505,634	1,774,051	6,891,752	8,665,803	910,852	2019	40 Years
Longville, MN	—	30,748	836,277	—	30,748	836,277	867,025	113,246	2019	40 Years
Waite Park, MN	—	142,863	1,064,736	—	142,863	1,064,736	1,207,599	152,769	2019	40 Years
Fair Play, MO	—	56,563	642,856	—	56,563	642,856	699,419	87,053	2019	40 Years
Florissant, MO	—	1,394,072	2,210,514	—	1,394,072	2,210,514	3,604,586	317,698	2019	40 Years
Florissant, MO	—	1,647,163	2,256,716	—	1,647,163	2,256,716	3,903,879	319,701	2019	40 Years
Grovespring, MO	—	207,974	823,419	—	207,974	823,419	1,031,393	111,505	2019	40 Years
Hermitage, MO	—	98,531	833,177	2,600	98,531	835,777	934,308	113,135	2019	40 Years
Madison, MO	—	199,972	844,901	—	199,972	844,901	1,044,873	114,414	2019	40 Years
Oak Grove, MO	—	275,293	1,000,150	—	275,293	1,000,150	1,275,443	137,521	2019	40 Years
Salem, MO	—	153,713	1,085,494	—	153,713	1,085,494	1,239,207	142,405	2019	40 Years
South Fork, MO	—	345,053	1,087,384	—	345,053	1,087,384	1,432,437	147,250	2019	40 Years
St. Louis, MO	—	743,673	3,387,981	—	743,673	3,387,981	4,131,654	430,556	2019	40 Years
Bolton, MS	—	172,890	831,005	—	172,890	831,005	1,003,895	112,532	2019	40 Years
Bruce, MS	—	189,929	896,080	—	189,929	896,080	1,086,009	128,751	2019	40 Years
Columbus, MS	—	123,385	898,226	—	123,385	898,226	1,021,611	129,060	2019	40 Years
Flowood, MS	—	638,891	1,308,566	—	638,891	1,308,566	1,947,457	171,692	2019	40 Years
Houston, MS	—	170,449	913,763	—	170,449	913,763	1,084,212	131,293	2019	40 Years
Jackson, MS	—	393,954	1,169,374	—	393,954	1,169,374	1,563,328	153,427	2019	40 Years
Michigan City, MS	—	336,323	963,447	—	336,323	963,447	1,299,770	138,435	2019	40 Years
Pontotoc, MS	—	174,112	924,043	—	174,112	924,043	1,098,155	128,981	2019	40 Years
Tutwiler, MS	—	152,108	844,300	—	152,108	844,300	996,408	114,332	2019	40 Years
Columbus, NC	—	423,026	1,070,992	—	423,026	1,070,992	1,494,018	140,494	2019	40 Years
Fayetteville, NC	—	505,574	1,544,177	—	505,574	1,544,177	2,049,751	199,456	2019	40 Years
Hope Mills, NC	—	1,522,142	7,906,676	—	1,522,142	7,906,676	9,428,818	1,054,098	2019	40 Years
Sylva, NC	—	450,055	1,351,631	10,801	441,369	1,371,118	1,812,487	171,268	2019	40 Years
Edgeley, ND	—	193,509	944,881	—	193,509	944,881	1,138,390	129,921	2019	40 Years
Grand Forks, ND	—	1,187,389	2,052,184	—	1,187,389	2,052,184	3,239,573	277,882	2019	40 Years
Williston, ND	—	515,210	1,584,865	(2,552)	515,210	1,582,313	2,097,523	214,556	2019	40 Years
Manchester, NH	—	1,486,550	2,419,269	314,378	1,486,550	2,733,647	4,220,197	336,398	2019	40 Years
Nashua, NH	—	808,886	2,020,221	279	808,886	2,020,499	2,829,385	260,978	2019	40 Years
Lanoka Harbor, NJ	—	1,355,335	1,052,415	—	1,355,335	1,052,415	2,407,750	138,002	2019	40 Years
Paramus, NJ	—	—	6,224,221	609,273	—	6,833,494	6,833,494	1,026,633	2019	40 Years
San Ysidro, NM	—	316,770	956,983	—	316,770	956,983	1,273,753	129,591	2019	40 Years
Hinsdale, NY	—	353,602	905,350	—	353,602	905,350	1,258,952	122,600	2019	40 Years
Liverpool, NY	—	1,697,114	3,355,641	50,698	1,697,114	3,406,339	5,103,453	425,201	2019	40 Years
Malone, NY	—	413,667	1,035,771	—	413,667	1,035,771	1,449,438	148,715	2019	40 Years
Vestal, NY	—	3,540,906	5,610,529	145,000	3,540,906	5,755,529	9,296,435	767,853	2019	40 Years
Batavia, OH	—	601,071	1,125,756	(7,364)	595,681	1,123,783	1,719,464	157,141	2019	40 Years
Bellevue, OH	—	186,215	1,343,783	8,491	186,215	1,352,274	1,538,489	168,981	2019	40 Years
Columbus, OH	—	357,767	1,423,046	—	357,767	1,423,046	1,780,813	204,386	2019	40 Years
Conneaut, OH	—	200,915	1,363,715	18,523	200,915	1,382,238	1,583,153	177,475	2019	40 Years
Hamilton, OH	—	335,677	1,066,581	—	335,677	1,066,581	1,402,258	150,955	2019	40 Years
Heath, OH	—	657,358	3,259,449	314,817	657,358	3,574,266	4,231,624	504,080	2019	40 Years
Kenton, OH	—	191,968	1,290,534	7,724	191,968	1,298,257	1,490,225	164,922	2019	40 Years
Maumee, OH	—	1,498,739	815,222	4,677	1,498,739	819,899	2,318,638	120,817	2019	40 Years
Oxford, OH	—	912,241	2,566,991	41,301	912,241	2,608,293	3,520,534	378,162	2019	40 Years
West Chester, OH	—	796,035	814,730	660	796,035	815,390	1,611,425	120,591	2019	40 Years
West Chester, OH	—	395,924	1,173,848	—	395,924	1,173,848	1,569,772	171,069	2019	40 Years
Ada, OK	—	336,304	1,234,870	—	336,304	1,234,870	1,571,174	159,504	2019	40 Years
Bartlesville, OK	—	451,582	1,249,112	—	451,582	1,249,112	1,700,694	171,581	2019	40 Years
Bokoshe, OK	—	47,725	797,175	—	47,725	797,175	844,900	109,321	2019	40 Years
Lawton, OK	—	230,834	612,256	—	230,834	612,256	843,090	84,013	2019	40 Years
Whitefield, OK	—	144,932	863,327	—	144,932	863,327	1,008,259	118,708	2019	40 Years
Cranberry Township, PA	—	2,066,679	2,049,310	—	2,066,679	2,049,310	4,115,989	298,798	2019	40 Years
Ebensburg, PA	—	551,162	2,023,064	5,690	551,162	2,028,754	2,579,916	291,597	2019	40 Years
Flourtown, PA	—	1,342,409	2,229,147	—	1,342,409	2,229,147	3,571,556	329,713	2019	40 Years
Monaca, PA	—	449,116	842,901	—	449,116	842,901	1,292,017	122,863	2019	40 Years
Natrona Heights, PA	—	1,412,247	1,719,447	—	1,412,247	1,719,447	3,131,694	254,335	2019	40 Years
North Huntingdon, PA	—	428,166	1,508,044	—	428,166	1,508,044	1,936,210	219,863	2019	40 Years
Oakdale, PA	—	708,623	987,577	95,078	708,623	1,082,654	1,791,277	141,271	2019	40 Years
Philadelphia, PA	—	1,891,985	20,799,223	211,964	1,891,985	21,011,187	22,903,172	3,002,544	2019	40 Years
Pittsburgh, PA	—	1,251,674	3,842,592	—	1,251,674	3,842,592	5,094,266	504,241	2019	40 Years
Robinson Township, PA	—	1,630,648	2,703,381	—	1,630,648	2,703,381	4,334,029	371,630	2019	40 Years
Titusville, PA	—	877,651	2,568,060	—	877,651	2,568,060	3,445,711	358,401	2019	40 Years
West View, PA	—	120,349	1,347,706	—	120,349	1,347,706	1,468,055	179,609	2019	40 Years
York, PA	—	3,331,496	6,690,968	9,190	3,331,496	6,700,158	10,031,654	934,337	2019	40 Years
Columbia, SC	—	2,783,934	13,228,453	—	2,783,934	13,228,453	16,012,387	1,929,022	2019	40 Years
Hampton, SC	—	215,462	1,050,367	—	215,462	1,050,367	1,265,829	157,555	2019	40 Years
Myrtle Beach, SC	—	1,371,226	2,752,440	574,111	1,371,226	3,326,551	4,697,777	509,271	2019	40 Years
Orangeburg, SC	—	316,428	1,116,664	6,762	316,428	1,123,426	1,439,854	155,808	2019	40 Years
Kadoka, SD	—	134,528	926,523	—	134,528	926,523	1,061,051	127,397	2019	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Thorn Hill, TN	—	115,367	974,925	—	115,367	974,925	1,090,292	140,050	2019	40 Years
Woodbury, TN	—	154,043	1,092,958	—	154,043	1,092,958	1,247,001	157,113	2019	40 Years
Burleson, TX	—	1,396,753	3,312,794	13,863	1,396,753	3,326,658	4,723,411	415,745	2019	40 Years
Carrizo Springs, TX	—	337,070	812,963	5,087	337,070	818,050	1,155,120	112,361	2019	40 Years
Garland, TX	—	773,385	2,587,011	—	773,385	2,587,011	3,360,396	366,493	2019	40 Years
Kenedy, TX	—	325,159	954,774	11,254	325,159	966,029	1,291,188	120,683	2019	40 Years
Laredo, TX	—	1,117,403	2,152,573	48,118	1,117,403	2,200,690	3,318,093	308,388	2019	40 Years
Lewisville, TX	—	2,347,993	5,271,935	4,154	2,347,993	5,276,089	7,624,082	780,020	2019	40 Years
Lubbock, TX	—	1,420,820	1,858,395	—	1,420,820	1,858,395	3,279,215	274,888	2019	40 Years
Wichita Falls, TX	—	585,664	1,952,988	—	585,664	1,952,988	2,538,652	268,536	2019	40 Years
Wylie, TX	—	686,154	1,623,684	—	686,154	1,623,684	2,309,838	236,727	2019	40 Years
Draper, UT	—	1,344,025	3,321,208	23,553	1,344,025	3,344,761	4,688,786	417,948	2019	40 Years
Bristol, VA	—	996,915	1,374,467	—	996,915	1,374,467	2,371,382	183,262	2019	40 Years
Gloucester, VA	—	458,785	1,994,093	—	458,785	1,994,093	2,452,878	265,835	2019	40 Years
Hampton, VA	—	3,549,928	6,096,218	107	3,549,928	6,096,325	9,646,253	799,893	2019	40 Years
Hampton, VA	—	429,613	1,081,015	—	429,613	1,081,015	1,510,628	144,135	2019	40 Years
Hampton, VA	—	744,520	1,249,355	—	744,520	1,249,355	1,993,875	166,581	2019	40 Years
Hampton, VA	—	561,596	1,545,002	—	561,596	1,545,002	2,106,598	206,000	2019	40 Years
Newport News, VA	—	12,618,320	—	—	12,618,320	—	12,618,320	—	2019
Newport News, VA	—	855,793	1,754,228	—	855,793	1,754,228	2,610,021	233,897	2019	40 Years
Poquoson, VA	—	330,867	848,105	2,156	330,867	850,261	1,181,128	113,337	2019	40 Years
South Boston, VA	—	490,590	2,637,385	34,187	490,590	2,671,572	3,162,162	343,170	2019	40 Years
Surry, VA	—	685,233	994,788	—	685,233	994,788	1,680,021	132,638	2019	40 Years
Williamsburg, VA	—	1,574,769	2,001,920	(9,200)	1,565,569	2,001,920	3,567,489	266,923	2019	40 Years
Williamsburg, VA	—	675,861	1,098,464	—	675,861	1,098,464	1,774,325	146,462	2019	40 Years
Wytheville, VA	—	206,660	1,248,178	—	206,660	1,248,178	1,454,838	156,022	2019	40 Years
Ephrata, WA	—	368,492	4,821,470	18,383	368,492	4,839,852	5,208,344	614,853	2019	40 Years
Black River Falls, WI	—	278,472	1,141,572	9,517	278,472	1,151,090	1,429,562	146,205	2019	40 Years
Lake Geneva, WI	—	7,078,726	—	—	7,078,726	—	7,078,726	—	2019
Menomonee Falls, WI	—	3,518,493	12,020,248	12,918	3,518,494	12,033,165	15,551,659	1,679,124	2019	40 Years
Sun Prairie, WI	—	2,864,563	7,215,614	—	2,864,564	7,215,613	10,080,177	946,851	2019	40 Years
West Milwaukee, WI	—	783,260	3,055,907	16,402	783,261	3,072,308	3,855,569	390,154	2019	40 Years
Charleston, WV	—	561,767	—	—	561,767	—	561,767	—	2019
Ripley, WV	—	1,042,204	—	20,422	1,062,626	—	1,062,626	—	2019
Adger, AL	—	189,119	1,222,891	—	189,119	1,222,891	1,412,010	140,123	2020	40 Years
Dothan, AL	—	792,626	3,017,431	(31,788)	778,553	2,999,716	3,778,269	290,818	2020	40 Years
Enterprise, AL	—	728,934	2,504,283	15,377	728,934	2,519,660	3,248,594	310,894	2020	40 Years
Lanett, AL	—	597,615	2,264,102	128	597,615	2,264,230	2,861,845	245,267	2020	40 Years
Saraland, AL	—	838,216	2,709,602	1,276	838,216	2,710,877	3,549,093	332,945	2020	40 Years
Sylacauga, AL	—	2,181,806	9,940,930	4,330	2,181,806	9,945,260	12,127,066	1,139,320	2020	40 Years
Theodore, AL	—	743,751	2,667,802	—	743,751	2,667,802	3,411,553	322,271	2020	40 Years
Altheimer, AR	—	202,235	1,151,471	—	202,235	1,151,471	1,353,706	133,950	2020	40 Years
Benton, AR	—	561,085	2,141,511	249,656	561,085	2,391,167	2,952,252	246,485	2020	40 Years
Benton, AR	—	2,271,157	1,324,716	39,069	2,271,157	1,363,785	3,634,942	135,163	2020	40 Years
Bismarck, AR	—	129,139	876,127	—	129,139	876,127	1,005,266	96,619	2020	40 Years
Centerton, AR	—	502,391	2,152,058	249,808	502,391	2,401,866	2,904,257	252,070	2020	40 Years
Elaine, AR	—	51,248	802,757	—	51,248	802,757	854,005	93,356	2020	40 Years
Jonesboro, AR	—	477,565	942,703	—	477,565	942,703	1,420,268	100,108	2020	40 Years
Little Rock, AR	—	136,550	638,605	—	136,550	638,605	775,155	74,447	2020	40 Years
Mayflower, AR	—	708,465	448,741	132,522	708,465	581,263	1,289,728	54,904	2020	40 Years
Mena, AR	—	1,459,039	—	—	1,459,039	—	1,459,039	—	2020
Pine Bluff, AR	—	195,689	1,102,338	3,251	195,689	1,105,588	1,301,277	131,450	2020	40 Years
Pine Bluff, AR	—	279,293	1,290,094	7,250	279,293	1,297,344	1,576,637	150,588	2020	40 Years
Searcy, AR	—	548,495	5,834,876	—	548,495	5,834,876	6,383,371	644,016	2020	40 Years
Sparkman, AR	—	80,956	720,376	—	80,956	720,376	801,332	77,981	2020	40 Years
West Helena, AR	—	93,907	885,680	21,923	93,907	907,603	1,001,510	104,448	2020	40 Years
Coolidge, AZ	—	252,228	1,164,641	11,720	252,228	1,176,361	1,428,589	132,822	2020	40 Years
Maricopa, AZ	—	761,177	1,600,925	11,257	761,177	1,612,182	2,373,359	164,473	2020	40 Years
Phoenix, AZ	—	11,641,459	7,261,072	—	11,641,459	7,261,072	18,902,531	801,608	2020	40 Years
Tucson, AZ	—	3,267,761	6,624,814	383,141	3,267,761	7,007,955	10,275,716	729,998	2020	40 Years
Yuma, AZ	—	840,427	5,489,179	23,421	840,427	5,512,600	6,353,027	618,653	2020	40 Years
Yuma, AZ	—	—	5,052,648	29,919	—	5,082,567	5,082,567	508,070	2020	40 Years
Antioch, CA	—	3,369,667	6,952,571	—	3,369,667	6,952,571	10,322,238	753,096	2020	40 Years
Calexico, CA	—	937,091	22,274	—	959,365	—	959,365	—	2020
Hawthorne, CA	—	7,297,568	5,841,964	1,750	7,297,568	5,843,714	13,141,282	620,730	2020	40 Years
Napa, CA	—	5,287,831	13,608,836	651	5,287,831	13,609,486	18,897,317	1,530,866	2020	40 Years
Palmdale, CA	—	2,159,541	6,648,091	486	2,159,541	6,648,577	8,808,118	789,345	2020	40 Years
Quincy, CA	—	315,559	1,597,973	—	315,559	1,597,973	1,913,532	189,510	2020	40 Years
Quincy, CA	—	605,988	4,898,500	—	605,988	4,898,500	5,504,488	561,213	2020	40 Years
Rancho Cordova, CA	—	10,668,451	—	27,033	10,695,484	—	10,695,484	—	2020
San Francisco, CA	—	7,234,677	748,185	19,917	7,234,677	768,103	8,002,780	78,225	2020	40 Years
Signal Hill, CA	—	8,490,622	6,714,882	—	8,490,622	6,714,882	15,205,504	825,371	2020	40 Years
Stockton, CA	—	961,910	3,310,275	16,202	961,910	3,326,478	4,288,388	332,544	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Broomfield, CO	—	708,881	965,675	7,993	708,881	973,668	1,682,549	97,317	2020	40 Years
Cortez, CO	—	177,422	1,594,274	9,852	177,422	1,604,126	1,781,548	160,351	2020	40 Years
La Junta, CO	—	187,988	823,735	—	187,988	823,735	1,011,723	97,569	2020	40 Years
Pueblo, CO	—	235,805	1,568,540	—	235,805	1,568,540	1,804,345	176,461	2020	40 Years
Newington, CT	—	403,932	1,915,897	51,469	403,932	1,967,366	2,371,298	234,349	2020	40 Years
Old Saybrook, CT	—	443,801	3,497,920	75	443,801	3,497,994	3,941,795	371,513	2020	40 Years
Stafford Springs, CT	—	1,230,939	7,075,776	—	1,230,939	7,075,776	8,306,715	751,801	2020	40 Years
Davenport, FL	—	721,966	1,435,651	—	721,966	1,435,651	2,157,617	179,456	2020	40 Years
Deerfield Beach, FL	—	1,963,542	514,491	—	1,963,542	514,491	2,478,033	56,707	2020	40 Years
Labelle, FL	—	489,345	2,754,977	—	489,345	2,754,977	3,244,322	304,095	2020	40 Years
Lake Placid, FL	—	2,060,445	—	15,405	2,075,850	—	2,075,850	—	2020
Leesburg, FL	—	708,698	541,993	7,993	708,698	549,986	1,258,684	54,949	2020	40 Years
Madison, FL	—	171,150	619,660	6,567	171,150	626,228	797,378	73,421	2020	40 Years
Orlando, FL	—	4,558,262	7,261,682	—	4,558,262	7,261,682	11,819,944	847,066	2020	40 Years
Panama City, FL	—	830,080	856,243	—	830,080	856,243	1,686,323	107,024	2020	40 Years
Pensacola, FL	—	379,154	969,254	203,144	379,154	1,172,398	1,551,552	116,384	2020	40 Years
Port St. Lucie, FL	—	670,030	1,664,571	—	670,030	1,664,571	2,334,601	201,011	2020	40 Years
Venice, FL	—	1,301,719	1,233,030	—	1,301,719	1,233,030	2,534,749	154,129	2020	40 Years
Vero Beach, FL	—	1,241,406	1,356,081	19	1,241,406	1,356,101	2,597,507	166,687	2020	40 Years
Albany, GA	—	311,920	1,278,107	—	311,920	1,278,107	1,590,027	149,048	2020	40 Years
Albany, GA	—	248,888	1,445,530	—	248,888	1,445,530	1,694,418	168,586	2020	40 Years
Albany, GA	—	898,015	5,713,749	—	898,015	5,713,749	6,611,764	675,457	2020	40 Years
Americus, GA	—	238,633	968,812	13,125	238,633	981,937	1,220,570	113,933	2020	40 Years
Cairo, GA	—	237,315	1,040,643	—	237,315	1,040,643	1,277,958	130,080	2020	40 Years
Dallas, GA	—	235,642	1,134,202	14,690	235,642	1,148,892	1,384,534	115,397	2020	40 Years
Doraville, GA	—	533,512	1,709,449	—	533,512	1,709,449	2,242,961	178,068	2020	40 Years
Flowery Branch, GA	—	1,253,091	—	(2,000)	1,251,091	—	1,251,091	—	2020
Jesup, GA	—	155,604	864,415	—	155,604	864,415	1,020,019	100,769	2020	40 Years
Lawrenceville, GA	—	852,136	1,633,580	—	852,136	1,633,580	2,485,716	200,794	2020	40 Years
Lithia Springs, GA	—	3,789,145	7,881,640	—	3,789,145	7,881,640	11,670,785	886,579	2020	40 Years
Moultrie, GA	—	150,752	868,415	—	150,752	868,415	1,019,167	101,236	2020	40 Years
Quitman, GA	—	407,661	1,125,845	117,691	407,661	1,243,536	1,651,197	148,250	2020	40 Years
Savannah, GA	—	749,834	1,802,814	50,062	749,834	1,852,876	2,602,710	199,194	2020	40 Years
Savannah, GA	—	3,502,278	4,132,018	429,779	3,502,278	4,561,797	8,064,075	525,990	2020	40 Years
George, IA	—	283,785	942,785	—	283,785	942,785	1,226,570	117,847	2020	40 Years
Graettinger, IA	—	154,261	933,746	—	154,261	933,746	1,088,007	116,717	2020	40 Years
Alexis, IL	—	425,656	1,237,404	—	425,656	1,237,404	1,663,060	152,096	2020	40 Years
Chicago, IL	—	2,780,722	2,305,569	—	2,780,722	2,305,569	5,086,291	244,840	2020	40 Years
Chicago, IL	—	424,932	4,223,123	—	424,932	4,223,123	4,648,055	448,586	2020	40 Years
Chicago, IL	—	596,808	1,415,648	—	596,808	1,415,648	2,012,456	150,292	2020	40 Years
Chicago, IL	—	932,560	2,553,809	7,273	932,560	2,561,082	3,493,642	256,055	2020	40 Years
East Alton, IL	—	113,457	1,422,573	—	113,457	1,422,573	1,536,030	159,941	2020	40 Years
Fairfield, IL	—	198,833	1,180,242	127,490	198,833	1,307,732	1,506,565	127,050	2020	40 Years
Grayslake, IL	—	478,307	1,131,061	—	478,307	1,131,061	1,609,368	130,368	2020	40 Years
Homewood, IL	—	1,224,131	10,005,811	24,941	1,224,131	10,030,752	11,254,883	1,168,996	2020	40 Years
Kankakee, IL	—	107,139	1,185,653	—	107,139	1,185,653	1,292,792	123,425	2020	40 Years
Manteno, IL	—	71,681	1,213,963	37,938	71,681	1,251,901	1,323,582	124,951	2020	40 Years
Oswego, IL	—	373,727	2,715,101	16,091	373,727	2,731,193	3,104,920	273,018	2020	40 Years
Rockton, IL	—	367,154	1,526,399	—	367,154	1,526,399	1,893,553	152,640	2020	40 Years
Elkhart, IN	—	173,631	972,629	7,992	173,631	980,621	1,154,252	98,012	2020	40 Years
Franklin, IN	—	979,332	1,548,523	(15,872)	936,893	1,575,090	2,511,983	158,697	2020	40 Years
Indianapolis, IN	—	251,149	1,550,984	—	251,149	1,550,984	1,802,133	158,312	2020	40 Years
Noblesville, IN	—	259,582	1,611,431	—	259,582	1,611,431	1,871,013	198,072	2020	40 Years
Peru, IN	—	202,110	1,501,247	—	202,110	1,501,247	1,703,357	168,890	2020	40 Years
Rockville, IN	—	436,457	1,601,972	(75,085)	436,457	1,526,887	1,963,344	153,133	2020	40 Years
Derby, KS	—	440,419	2,367,428	—	440,419	2,367,428	2,807,847	256,334	2020	40 Years
Independence, KS	—	200,329	1,426,975	(75,085)	200,329	1,351,890	1,552,219	135,633	2020	40 Years
Shawnee, KS	—	2,594,271	2,766,524	—	2,594,271	2,766,524	5,360,795	311,136	2020	40 Years
Wichita, KS	—	834,377	2,338,612	—	834,377	2,338,612	3,172,989	262,996	2020	40 Years
Wichita, KS	—	2,031,526	1,974,595	—	2,031,526	1,974,595	4,006,121	222,044	2020	40 Years
Wichita, KS	—	1,194,939	2,062,020	—	1,194,939	2,062,020	3,256,959	231,879	2020	40 Years
Wichita, KS	—	2,171,260	2,235,093	—	2,171,260	2,235,093	4,406,353	251,448	2020	40 Years
Louisa, KY	—	242,391	1,177,975	549	242,391	1,178,524	1,420,915	123,165	2020	40 Years
Louisville, KY	—	2,185,678	3,081,512	(1,471,178)	1,689,120	2,106,892	3,796,012	14,942	2020	40 Years
Louisville, KY	—	208,346	621,820	—	208,346	621,820	830,166	68,600	2020	40 Years
Amite City, LA	—	264,208	930,655	7,080	264,208	937,735	1,201,943	101,349	2020	40 Years
Baton Rouge, LA	—	377,270	1,225,020	—	377,270	1,225,020	1,602,290	150,399	2020	40 Years
Denham Springs, LA	—	398,006	1,484,613	—	398,006	1,484,613	1,882,619	160,808	2020	40 Years
Dequincy, LA	—	288,426	969,725	—	288,426	969,725	1,258,151	107,074	2020	40 Years
Gibson, LA	—	414,855	1,252,765	4,509	414,855	1,257,274	1,672,129	143,849	2020	40 Years
Gonzales, LA	—	688,032	2,457,035	249,808	688,032	2,706,843	3,394,875	279,290	2020	40 Years
Hammond, LA	—	367,215	2,243,382	249,809	367,215	2,493,191	2,860,406	247,752	2020	40 Years
Laplace, LA	—	1,971,887	8,537,415	—	1,971,887	8,537,415	10,509,302	995,895	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Springhill, LA	—	438,507	2,335,035	14,125	438,507	2,349,160	2,787,667	235,684	2020	40 Years
Dorchester, MA	—	4,815,990	923,841	13,041	4,815,990	936,882	5,752,872	95,508	2020	40 Years
East Wareham, MA	—	590,052	1,525,359	8,779	590,052	1,534,139	2,124,191	156,451	2020	40 Years
Pittsfield, MA	—	4,127,428	—	—	4,127,428	—	4,127,428	—	2020
Pittsfield, MA	—	5,087,945	—	—	5,087,945	—	5,087,945	—	2020
Taunton, MA	—	1,005,673	8,352,646	—	1,005,673	8,352,646	9,358,319	1,044,081	2020	40 Years
Aberdeen, MD	—	758,616	1,712,723	—	758,616	1,712,723	2,471,339	214,090	2020	40 Years
Baltimore, MD	—	3,031,879	—	36,709	3,068,588	—	3,068,588	—	2020
Cockeysville, MD	—	2,209,572	—	20,283	2,229,855	—	2,229,855	—	2020
Hagerstown, MD	—	1,009,779	1,285,162	—	1,009,779	1,285,162	2,294,941	157,968	2020	40 Years
Owings Mills, MD	—	2,154,954	3,017,368	25,391	2,154,954	3,042,759	5,197,713	324,552	2020	40 Years
Augusta, ME	—	1,627,817	—	—	1,627,817	—	1,627,817	—	2020
Benton Harbor, MI	—	385,355	1,090,802	7,992	385,355	1,098,794	1,484,149	109,829	2020	40 Years
Cedar Springs, MI	—	346,310	1,907,232	—	346,310	1,907,232	2,253,542	190,723	2020	40 Years
Grayling, MI	—	277,355	521,492	925	277,355	522,417	799,772	58,608	2020	40 Years
Hart, MI	—	1,336,141	1,294,095	375,200	1,336,141	1,669,295	3,005,436	166,963	2020	40 Years
Holland, MI	—	108,733	1,773,459	—	108,733	1,773,459	1,882,192	221,682	2020	40 Years
Howell, MI	—	601,610	1,491,797	300	601,610	1,492,097	2,093,707	170,808	2020	40 Years
Jonesville, MI	—	1,171,853	8,871,307	—	1,171,853	8,871,307	10,043,160	1,034,852	2020	40 Years
Monroe, MI	—	1,315,043	9,131,436	1,000	1,315,043	9,132,436	10,447,479	970,041	2020	40 Years
Omer, MI	—	165,126	828,778	—	165,126	828,778	993,904	101,869	2020	40 Years
Owosso, MI	—	299,521	2,240,764	—	299,521	2,240,764	2,540,285	280,096	2020	40 Years
Taylor, MI	—	338,092	1,017,043	—	338,092	1,017,043	1,355,135	107,895	2020	40 Years
Traverse City, MI	—	337,556	3,980,018	(16,915)	337,556	3,963,103	4,300,659	409,703	2020	40 Years
Apple Valley, MN	—	814,086	2,665,167	—	814,086	2,665,167	3,479,253	277,552	2020	40 Years
Blaine, MN	—	497,750	2,998,249	7,993	497,750	3,006,242	3,503,992	300,574	2020	40 Years
Chanhassen, MN	—	1,664,359	11,222	—	1,675,581	—	1,675,581	—	2020
Glyndon, MN	—	131,845	853,575	—	131,845	853,575	985,420	106,696	2020	40 Years
Hill City, MN	—	66,391	996,428	—	66,391	996,428	1,062,819	124,552	2020	40 Years
Holdingford, MN	—	276,722	1,078,003	—	276,722	1,078,003	1,354,725	134,749	2020	40 Years
Ottertail, MN	—	209,929	897,043	(1,000)	208,929	897,043	1,105,972	112,129	2020	40 Years
Arnold, MO	—	846,894	2,392,044	7,994	846,894	2,400,037	3,246,931	239,954	2020	40 Years
Leeton, MO	—	192,069	1,109,261	—	192,069	1,109,261	1,301,330	127,103	2020	40 Years
Liberty, MO	—	367,591	4,348,251	—	367,591	4,348,251	4,715,842	479,868	2020	40 Years
Northmoor, MO	—	551,491	1,723,994	—	551,491	1,723,994	2,275,485	190,267	2020	40 Years
Platte City, MO	—	766,613	2,501,154	21,646	766,613	2,522,801	3,289,414	252,006	2020	40 Years
Richmond Heights, MO	—	3,305,260	2,531,065	—	3,305,260	2,531,065	5,836,325	284,745	2020	40 Years
Sheldon, MO	—	168,799	1,017,992	—	168,799	1,017,992	1,186,791	116,645	2020	40 Years
Thayer, MO	—	685,788	1,968,043	29,506	685,788	1,997,549	2,683,337	231,538	2020	40 Years
Union, MO	—	270,233	1,041,690	—	270,233	1,041,690	1,311,923	114,957	2020	40 Years
Brandon, MS	—	526,657	1,575,241	—	526,657	1,575,241	2,101,898	167,255	2020	40 Years
Flowood, MS	—	1,625,494	6,417,821	42,555	1,625,494	6,460,376	8,085,870	742,648	2020	40 Years
Flowood, MS	—	759,912	2,383,348	—	759,912	2,383,348	3,143,260	253,143	2020	40 Years
Gore Springs, MS	—	188,141	951,645	48,114	188,141	999,760	1,187,901	115,451	2020	40 Years
Greenwood, MS	—	150,855	903,459	—	150,855	903,459	1,054,314	105,015	2020	40 Years
Greenwood, MS	—	137,312	1,154,001	—	137,312	1,154,001	1,291,313	129,662	2020	40 Years
Grenada, MS	—	187,855	947,888	—	187,855	947,888	1,135,743	110,199	2020	40 Years
Gulfport, MS	—	597,617	2,692,177	10,753	597,617	2,702,930	3,300,547	331,483	2020	40 Years
Madison, MS	—	1,437,048	6,194,546	—	1,437,048	6,194,546	7,631,594	658,104	2020	40 Years
Oxford, MS	—	547,606	993,807	7,992	547,606	1,001,799	1,549,405	100,130	2020	40 Years
Southaven, MS	—	259,300	864,055	21,464	259,300	885,519	1,144,819	98,459	2020	40 Years
Wiggins, MS	—	639,466	2,563,263	128	639,466	2,563,391	3,202,857	277,676	2020	40 Years
Asheville, NC	—	5,132,913	—	17,171	5,150,084	—	5,150,084	—	2020
Atlantic Beach, NC	—	261,338	1,156,375	—	261,338	1,156,375	1,417,713	125,181	2020	40 Years
Beaufort, NC	—	375,437	1,417,587	—	375,437	1,417,587	1,793,024	153,479	2020	40 Years
Boone, NC	—	4,795,569	9,543,185	31,452	4,795,569	9,574,638	14,370,207	1,174,872	2020	40 Years
Buxton, NC	—	209,947	1,186,030	—	209,947	1,186,030	1,395,977	128,394	2020	40 Years
Cary, NC	—	253,081	1,018,159	4,839	253,081	1,022,998	1,276,079	111,687	2020	40 Years
Chapel Hill, NC	—	22,437,345	—	(770,429)	21,666,916	—	21,666,916	19	2020
Charlotte, NC	—	978,304	1,328,283	—	978,304	1,328,283	2,306,587	157,621	2020	40 Years
Concord, NC	—	952,393	1,398,319	—	952,393	1,398,319	2,350,712	168,964	2020	40 Years
Dallas, NC	—	309,847	1,008,936	—	309,847	1,008,936	1,318,783	113,419	2020	40 Years
Durham, NC	—	229,232	1,169,836	—	229,232	1,169,836	1,399,068	126,640	2020	40 Years
Elkin, NC	—	292,234	1,884,674	10,255	292,234	1,894,929	2,187,163	189,429	2020	40 Years
Elm City, NC	—	447,081	1,401,379	—	447,081	1,401,379	1,848,460	151,723	2020	40 Years
Emerald Isle, NC	—	316,187	1,125,842	—	316,187	1,125,842	1,442,029	121,873	2020	40 Years
Fuquay-Varina, NC	—	4,398,922	10,142,102	30,452	4,398,922	10,172,554	14,571,476	1,248,536	2020	40 Years
Garner, NC	—	216,566	1,170,660	—	216,566	1,170,660	1,387,226	126,729	2020	40 Years
Goldsboro, NC	—	246,160	1,227,984	—	246,160	1,227,984	1,474,144	132,939	2020	40 Years
Goldsboro, NC	—	243,355	1,135,304	—	243,355	1,135,304	1,378,659	122,898	2020	40 Years
Greensboro, NC	—	272,962	1,126,017	—	272,962	1,126,017	1,398,979	121,893	2020	40 Years
Greenville, NC	—	161,533	1,095,964	—	161,533	1,095,964	1,257,497	118,637	2020	40 Years
Harkers Island, NC	—	964,627	2,109,360	—	964,627	2,109,360	3,073,987	228,514	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Jacksonville, NC	—	405,135	1,122,908	21,750	405,135	1,144,659	1,549,794	122,758	2020	40 Years
Jacksonville, NC	—	3,213,710	10,021,579	89,947	3,213,710	10,111,526	13,325,236	1,070,892	2020	40 Years
Jacksonville, NC	—	295,296	1,426,015	22,196	295,296	1,448,211	1,743,507	144,367	2020	40 Years
Kinston, NC	—	358,915	1,016,305	—	358,915	1,016,305	1,375,220	110,100	2020	40 Years
Knotts Island, NC	—	129,285	1,232,265	—	129,285	1,232,265	1,361,550	133,495	2020	40 Years
Morehead City, NC	—	201,436	934,453	—	201,436	934,453	1,135,889	101,232	2020	40 Years
Randleman, NC	—	1,368,987	8,954,905	30,453	1,368,987	8,985,357	10,354,344	1,102,610	2020	40 Years
Randleman, NC	—	1,834,106	—	19,174	1,853,280	—	1,853,280	—	2020
Rocky Mount, NC	—	305,766	1,114,117	—	305,766	1,114,117	1,419,883	120,696	2020	40 Years
Rocky Mount, NC	—	206,675	960,873	—	206,675	960,873	1,167,548	104,095	2020	40 Years
Salisbury, NC	—	990,303	1,019,025	7,993	990,303	1,027,018	2,017,321	102,652	2020	40 Years
Salter Path, NC	—	245,172	1,012,413	—	245,172	1,012,413	1,257,585	109,678	2020	40 Years
Smithfield, NC	—	270,560	1,201,146	—	270,560	1,201,146	1,471,706	130,124	2020	40 Years
Sylva, NC	—	1,776,968	12,026,284	(3,611)	1,767,288	12,032,353	13,799,641	1,429,003	2020	40 Years
Waves, NC	—	320,928	1,092,703	—	320,928	1,092,703	1,413,631	118,376	2020	40 Years
Waxhaw, NC	—	679,943	2,377,641	430	679,943	2,378,071	3,058,014	247,627	2020	40 Years
Winston Salem, NC	—	232,299	1,069,191	—	232,299	1,069,191	1,301,490	115,829	2020	40 Years
Winston-Salem, NC	—	282,142	1,316,279	12,095	282,142	1,328,374	1,610,516	132,762	2020	40 Years
Winterville, NC	—	312,123	1,271,222	—	312,123	1,271,222	1,583,345	137,716	2020	40 Years
Stanley, ND	—	346,030	3,299,205	11,401	346,030	3,310,605	3,656,635	392,581	2020	40 Years
Lebanon, NH	—	694,609	3,892,685	61,494	694,609	3,954,179	4,648,788	459,157	2020	40 Years
Budd Lake, NJ	—	2,771,964	—	20,750	2,792,714	—	2,792,714	—	2020
Fairfield, NJ	—	2,358,323	—	24,454	2,382,777	—	2,382,777	—	2020
Paterson, NJ	—	—	—	663	663	—	663	—	2020
Clovis, NM	—	74,256	943,641	11,850	74,256	955,492	1,029,748	97,420	2020	40 Years
Albany, NY	—	539,308	1,123,766	—	539,308	1,123,766	1,663,074	121,632	2020	40 Years
Bemus Point, NY	—	49,293	980,218	(53,366)	49,293	926,851	976,144	105,894	2020	40 Years
Candor, NY	—	271,132	1,012,522	(53,366)	271,132	959,155	1,230,287	109,561	2020	40 Years
Conklin, NY	—	247,429	939,529	(53,367)	247,429	886,162	1,133,591	101,349	2020	40 Years
Greene, NY	—	449,997	1,173,666	—	449,997	1,173,666	1,623,663	132,026	2020	40 Years
Hamburg, NY	—	526,596	561,841	4,891	526,596	566,732	1,093,328	56,643	2020	40 Years
Masonville, NY	—	222,228	1,059,364	—	222,228	1,059,364	1,281,592	119,167	2020	40 Years
Medford, NY	—	1,211,908	3,751,279	74	1,211,908	3,751,353	4,963,261	398,432	2020	40 Years
Mount Upton, NY	—	152,379	918,162	—	152,379	918,162	1,070,541	103,293	2020	40 Years
Olean, NY	—	1,224,360	12,197,768	181,275	1,224,360	12,379,043	13,603,403	1,484,450	2020	40 Years
Pompey, NY	—	774,544	1,437,312	—	774,544	1,437,312	2,211,856	161,698	2020	40 Years
Ripley, NY	—	110,279	756,748	—	110,279	756,748	867,027	85,134	2020	40 Years
Rochester, NY	—	2,391,104	13,146,442	560	2,391,104	13,147,003	15,538,107	1,396,646	2020	40 Years
Syracuse, NY	—	1,432,858	6,115,247	—	1,432,858	6,115,247	7,548,105	725,972	2020	40 Years
Wainscott, NY	—	4,544,060	4,084,794	—	4,544,060	4,084,794	8,628,854	484,936	2020	40 Years
Watertown, NY	—	523,013	1,323,771	34,845	523,013	1,358,616	1,881,629	142,741	2020	40 Years
Boardman, OH	—	483,754	1,817,047	—	483,754	1,817,047	2,300,801	200,573	2020	40 Years
Carrollton, OH	—	251,046	1,593,367	—	251,046	1,593,367	1,844,413	188,967	2020	40 Years
Chillicothe, OH	—	760,959	10,507,546	—	760,959	10,507,546	11,268,505	1,247,600	2020	40 Years
Cincinnati, OH	—	381,550	1,651,643	—	381,550	1,651,643	2,033,193	182,309	2020	40 Years
Columbus, OH	—	1,689,259	6,937,214	183,813	1,689,259	7,121,027	8,810,286	894,874	2020	40 Years
Defiance, OH	—	127,517	1,407,734	(45,622)	127,517	1,362,113	1,489,630	135,434	2020	40 Years
Dunkirk, OH	—	230,958	1,069,772	4,509	230,958	1,074,280	1,305,238	122,927	2020	40 Years
Hudson, OH	—	548,279	763,934	4,891	548,279	768,825	1,317,104	76,852	2020	40 Years
Mason, OH	—	4,470,714	11,479,943	7,630	4,470,714	11,487,573	15,958,287	1,244,208	2020	40 Years
Massillon, OH	—	118,153	1,177,205	7,993	118,153	1,185,197	1,303,350	118,470	2020	40 Years
Mayfield Heights, OH	—	696,965	987,268	4,891	696,965	992,159	1,689,124	99,185	2020	40 Years
Oregon, OH	—	4,915,676	11,980,299	—	4,915,676	11,980,299	16,895,975	1,247,806	2020	40 Years
Parma, OH	—	1,301,846	—	—	1,301,846	—	1,301,846	—	2020
Toledo, OH	—	8,645,091	30,638	(1,550)	8,674,179	—	8,674,179	—	2020
Toledo, OH	—	4,950,900	8,979,618	—	4,950,900	8,979,618	13,930,518	935,314	2020	40 Years
Westerville, OH	—	946,988	1,786,197	4,891	946,988	1,791,088	2,738,076	179,078	2020	40 Years
Westerville, OH	—	690,653	1,402,190	832,471	690,653	2,234,661	2,925,314	216,801	2020	40 Years
Checotah, OK	—	151,906	862,730	40,850	151,906	903,580	1,055,486	106,707	2020	40 Years
Elk City, OK	—	507,204	3,969,937	—	507,204	3,969,937	4,477,141	446,486	2020	40 Years
Moore, OK	—	1,649,938	1,480,239	7,993	1,649,938	1,488,232	3,138,170	148,773	2020	40 Years
Oklahoma City, OK	—	356,795	1,349,469	—	356,795	1,349,469	1,706,264	148,944	2020	40 Years
Eugene, OR	—	4,253,602	7,543,456	334,995	4,253,602	7,878,451	12,132,053	808,656	2020	40 Years
Seaside, OR	—	376,612	5,093,532	2,614	376,612	5,096,147	5,472,759	573,109	2020	40 Years
Bristol, PA	—	1,201,361	9,382	—	1,210,743	—	1,210,743	—	2020
Lawrence Township, PA	—	225,955	1,552,979	16,801	225,955	1,569,779	1,795,734	181,305	2020	40 Years
Nescopeck, PA	—	428,452	1,362,404	—	428,452	1,362,404	1,790,856	150,432	2020	40 Years
New Milford, PA	—	206,824	1,139,407	4,509	206,824	1,143,916	1,350,740	130,906	2020	40 Years
Orangeville, PA	—	201,441	1,065,583	—	201,441	1,065,583	1,267,024	113,218	2020	40 Years
Port Trevorton, PA	—	143,540	955,027	4,508	143,540	959,535	1,103,075	109,779	2020	40 Years
Tobyhanna, PA	—	181,003	1,066,380	4,508	181,003	1,070,889	1,251,892	122,538	2020	40 Years
Wellsboro, PA	—	165,062	1,091,790	—	165,062	1,091,790	1,256,852	109,179	2020	40 Years
Whitehall, PA	—	1,139,318	2,964,839	697,122	1,139,318	3,661,960	4,801,278	494,652	2020	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Chapin, SC	—	237,432	1,540,336	—	237,432	1,540,336	1,777,768	169,948	2020	40 Years
Clemson, SC	—	501,288	1,898,545	6,845	501,288	1,905,390	2,406,678	222,032	2020	40 Years
Columbia, SC	—	1,233,052	5,532,637	—	1,233,052	5,532,637	6,765,689	656,761	2020	40 Years
Columbia, SC	—	354,953	1,670,857	9,190	354,953	1,680,048	2,035,001	177,787	2020	40 Years
Greer, SC	—	426,062	1,800,058	29,426	426,062	1,829,484	2,255,546	223,182	2020	40 Years
Irmo, SC	—	274,327	729,177	—	274,327	729,177	1,003,504	77,475	2020	40 Years
Myrtle Beach, SC	—	858,941	1,377,893	—	858,941	1,377,893	2,236,834	169,366	2020	40 Years
Myrtle Beach, SC	—	389,784	915,150	7,993	389,784	923,143	1,312,927	92,264	2020	40 Years
Pageland, SC	—	305,018	2,185,114	24,897	305,018	2,210,011	2,515,029	225,248	2020	40 Years
Vermillion, SD	—	182,981	1,352,667	209,679	182,981	1,562,346	1,745,327	195,264	2020	40 Years
Yankton, SD	—	197,328	985,756	7,993	197,328	993,749	1,191,077	99,325	2020	40 Years
Cleveland, TN	—	1,060,966	1,508,917	(4,999)	1,055,966	1,508,917	2,564,883	185,471	2020	40 Years
Henderson, TN	—	109,252	705,187	—	109,252	705,187	814,439	74,872	2020	40 Years
Kimball, TN	—	1,509,366	11,782,512	—	1,509,366	11,782,512	13,291,878	1,325,319	2020	40 Years
Knoxville, TN	—	4,110,394	12,554,772	864	4,110,394	12,555,636	16,666,030	1,412,330	2020	40 Years
Knoxville, TN	—	210,544	1,396,261	—	210,544	1,396,261	1,606,805	148,234	2020	40 Years
Lakeland, TN	—	237,682	795,446	—	237,682	795,446	1,033,128	84,462	2020	40 Years
Nashville, TN	—	556,406	980,902	(980,902)	556,406	—	556,406	—	2020	40 Years
Nashville, TN	—	355,577	1,331,745	88,510	355,577	1,420,255	1,775,832	153,134	2020	40 Years
Seymour, TN	—	187,929	1,302,250	—	187,929	1,302,250	1,490,179	143,711	2020	40 Years
Tullahoma, TN	—	1,206,870	9,840,853	12,759	1,206,870	9,853,611	11,060,481	1,005,767	2020	40 Years
Belton, TX	—	587,479	2,228,889	—	587,479	2,228,889	2,816,368	232,103	2020	40 Years
Comanche, TX	—	93,935	1,213,190	—	93,935	1,213,190	1,307,125	151,649	2020	40 Years
Conroe, TX	—	1,227,703	—	4,880	1,232,583	—	1,232,583	—	2020
Converse, TX	—	1,425,000	471,349	—	1,425,000	471,349	1,896,349	51,874	2020	40 Years
Converse, TX	—	200,802	1,642,854	8,674	200,802	1,651,528	1,852,330	168,372	2020	40 Years
Cuero, TX	—	361,553	2,937,261	—	361,553	2,937,261	3,298,814	312,028	2020	40 Years
Dayton, TX	—	167,367	1,222,272	11,342	167,367	1,233,614	1,400,981	123,197	2020	40 Years
Devine, TX	—	307,379	1,194,057	—	307,379	1,194,057	1,501,436	126,869	2020	40 Years
El Paso, TX	—	5,085,368	9,188,052	33,706	5,085,368	9,221,758	14,307,126	1,074,329	2020	40 Years
Euless, TX	—	802,881	1,599,698	—	802,881	1,599,698	2,402,579	179,966	2020	40 Years
Gonzales, TX	—	382,828	2,667,952	—	382,828	2,667,952	3,050,780	283,409	2020	40 Years
Harker Heights, TX	—	659,665	863,417	(13,528)	659,665	849,889	1,509,554	94,837	2020	40 Years
Harker Heights, TX	—	1,564,673	806,551	12,204	1,564,673	818,755	2,383,428	82,317	2020	40 Years
Harlingen, TX	—	231,002	2,423,937	197,853	231,002	2,621,790	2,852,792	275,685	2020	40 Years
Houston, TX	—	5,229,809	6,223,821	22,180	5,229,809	6,246,000	11,475,809	692,415	2020	40 Years
Houston, TX	—	812,409	2,365,951	—	812,409	2,365,951	3,178,360	251,319	2020	40 Years
Houston, TX	—	835,464	5,596	17,094	858,154	—	858,154	—	2020
Humble, TX	—	595,712	2,044,118	(83,862)	511,850	2,044,118	2,555,968	234,122	2020	40 Years
La Feria, TX	—	44,473	1,170,246	6,975	44,473	1,177,221	1,221,694	122,554	2020	40 Years
Lake Jackson, TX	—	898,275	1,791,093	22,631	898,275	1,813,724	2,711,999	180,387	2020	40 Years
Lewisville, TX	—	1,033,074	1,746,113	—	1,033,074	1,746,113	2,779,187	196,438	2020	40 Years
Lubbock, TX	—	332,773	933,072	4,891	332,773	937,963	1,270,736	93,766	2020	40 Years
Lubbock, TX	—	1,884,836	5,897,417	38,387	1,884,836	5,935,804	7,820,640	593,293	2020	40 Years
Mansfield, TX	—	1,116,200	1,554,255	7,992	1,116,200	1,562,247	2,678,447	156,175	2020	40 Years
Mckinney, TX	—	2,304,155	1,862,729	7,993	2,304,155	1,870,722	4,174,877	187,022	2020	40 Years
Rhome, TX	—	477,504	2,267,040	72,805	477,504	2,339,845	2,817,349	232,177	2020	40 Years
Saginaw, TX	—	318,799	734,538	1,020	318,799	735,558	1,054,357	78,043	2020	40 Years
San Antonio, TX	—	947,884	884,952	7,993	947,884	892,945	1,840,829	89,245	2020	40 Years
Terrell, TX	—	1,065,186	3,244,273	—	1,065,186	3,244,273	4,309,459	405,534	2020	40 Years
Tomball, TX	—	789,415	1,258,695	7,993	789,415	1,266,687	2,056,102	126,619	2020	40 Years
Weslaco, TX	—	921,078	2,179,132	(71,500)	921,078	2,107,633	3,028,711	215,922	2020	40 Years
Chester, VA	—	389,357	—	37,083	426,440	—	426,440	—	2020
Galax, VA	—	160,074	1,185,312	32,976	160,074	1,218,288	1,378,362	124,957	2020	40 Years
Henrico, VA	—	439,174	1,681,279	36,356	439,174	1,717,635	2,156,809	175,014	2020	40 Years
Lynchburg, VA	—	241,396	890,833	12,097	241,396	902,930	1,144,326	90,218	2020	40 Years
Burlington, WI	—	1,121,515	3,220,272	7,994	1,121,515	3,228,266	4,349,781	322,777	2020	40 Years
Germantown, WI	—	617,945	1,199,846	7,994	617,945	1,207,840	1,825,785	120,734	2020	40 Years
Minocqua, WI	—	226,898	2,866,258	680	226,898	2,866,939	3,093,837	298,502	2020	40 Years
Mt. Pleasant, WI	—	1,705,035	14,386,316	—	1,705,035	14,386,316	16,091,351	1,528,400	2020	40 Years
Portage, WI	—	800,764	3,052,566	17,061	800,764	3,069,627	3,870,391	331,823	2020	40 Years
Vienna, WV	—	141,299	1,283,342	—	141,298	1,283,343	1,424,641	160,418	2020	40 Years
Cheyenne, WY	—	884,988	2,104,537	210,757	884,987	2,315,295	3,200,282	243,731	2020	40 Years
Gadsden, AL	—	1,516,549	—	18,095	1,534,644	—	1,534,644	—	2021
Jasper, AL	—	733,824	5,508,628	—	733,824	5,508,628	6,242,452	447,507	2021	40 Years
Pelham, AL	—	919,330	2,327,831	—	919,330	2,327,831	3,247,161	227,934	2021	40 Years
Theodore, AL	—	121,550	1,211,283	19,826	121,550	1,231,109	1,352,659	92,065	2021	40 Years
Bentonville, AR	—	2,278,930	1,199,562	—	2,278,930	1,199,562	3,478,492	112,444	2021	40 Years
Jonesboro, AR	—	345,738	1,279,134	9,749	345,738	1,288,883	1,634,621	96,605	2021	40 Years
Little Rock, AR	—	2,050,887	1,527,796	—	2,050,887	1,527,796	3,578,683	133,543	2021	40 Years
Springdale, AR	—	1,331,671	1,696,714	—	1,331,671	1,696,714	3,028,385	141,377	2021	40 Years
Avondale, AZ	—	399,574	2,237,087	12,740	399,574	2,249,828	2,649,402	168,657	2021	40 Years
Winslow, AZ	—	375,135	999,436	—	375,135	999,436	1,374,571	87,352	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Colton, CA	—	2,917,244	6,274,140	214	2,917,244	6,274,355	9,191,599	614,322	2021	40 Years
Colton, CA	—	904,398	—	214	904,612	—	904,612	—	2021
Elk Grove, CA	—	1,692,244	3,387,901	—	1,692,244	3,387,901	5,080,145	331,732	2021	40 Years
Pleasant Hill, CA	—	17,618,136	—	—	17,618,136	—	17,618,136	—	2021
Sacramento, CA	—	2,962,751	14,367,331	4,194	2,962,751	14,371,525	17,334,276	1,107,659	2021	40 Years
Van Nuys, CA	—	10,821,454	6,196,785	123,312	10,821,454	6,320,098	17,141,552	483,870	2021	40 Years
Silverthorne, CO	—	4,368,862	6,781,801	466,635	4,368,862	7,248,436	11,617,298	546,983	2021	40 Years
Colchester, CT	—	503,706	5,280,982	—	503,706	5,280,982	5,784,688	484,090	2021	40 Years
Orange, CT	—	2,155,182	2,723,325	3,000	2,155,182	2,726,325	4,881,507	237,319	2021	40 Years
Stratford, CT	—	993,610	6,285,488	—	993,610	6,285,488	7,279,098	510,645	2021	40 Years
Wallingford, CT	—	4,598,776	19,587,021	2,205	4,598,776	19,589,226	24,188,002	1,673,065	2021	40 Years
Wallingford, CT	—	13,491,385	4,628,672	1,939	13,491,385	4,630,612	18,121,997	358,687	2021	40 Years
Bridgeville, DE	—	2,496,605	—	—	2,496,605	—	2,496,605	—	2021
Daytona Beach, FL	—	3,248,529	—	—	3,248,529	—	3,248,529	—	2021
Daytona Beach, FL	—	2,949,873	7,123,762	1,834	2,949,873	7,125,597	10,075,470	563,941	2021	40 Years
Fort Walton Beach, FL	—	691,891	1,034,268	48,110	691,891	1,082,378	1,774,269	115,140	2021	40 Years
Hialeah, FL	—	4,971,380	—	5,191	4,976,571	—	4,976,571	—	2021
Hollywood, FL	—	804,622	3,907,841	285	804,622	3,908,126	4,712,748	337,607	2021	40 Years
Homestead, FL	—	545,581	1,461,745	—	545,581	1,461,745	2,007,326	145,960	2021	40 Years
Jacksonville, FL	—	1,072,558	756,285	—	1,072,558	756,285	1,828,843	70,779	2021	40 Years
Merritt Island, FL	—	422,211	2,372,216	—	422,211	2,372,216	2,794,427	192,683	2021	40 Years
Naples, FL	—	1,453,431	—	—	1,453,431	—	1,453,431	—	2021
Naples, FL	—	1,190,857	—	—	1,190,857	—	1,190,857	—	2021
Naples, FL	—	8,035,701	10,505,521	36,672	8,041,301	10,536,593	18,577,894	855,087	2021	40 Years
Orlando, FL	—	1,039,722	—	—	1,039,722	—	1,039,722	—	2021
Pembroke Pines, FL	—	2,285,774	—	—	2,285,774	—	2,285,774	—	2021
Sarasota, FL	—	1,178,923	922,936	—	1,178,923	922,936	2,101,859	76,895	2021	40 Years
Tampa, FL	—	439,430	—	44,294	483,724	—	483,724	—	2021
Vero Beach, FL	—	1,046,780	—	—	1,046,780	—	1,046,780	—	2021
Yulee, FL	—	2,262,371	7,246,236	—	2,262,371	7,246,236	9,508,607	633,473	2021	40 Years
Athens, GA	—	68,943	6,048,020	28,018	68,943	6,076,038	6,144,981	546,049	2021	40 Years
Buford, GA	—	933,105	1,460,129	136	933,105	1,460,265	2,393,370	127,149	2021	40 Years
Conyers, GA	—	347,441	2,622,249	12,604	347,441	2,634,853	2,982,294	197,535	2021	40 Years
Dublin, GA	—	217,337	605,199	44,294	217,337	649,493	866,830	51,156	2021	40 Years
Gray, GA	—	148,268	1,074,924	—	148,268	1,074,924	1,223,192	98,507	2021	40 Years
Jefferson, GA	—	527,074	931,010	1,836	527,074	932,845	1,459,919	73,735	2021	40 Years
Jonesboro, GA	—	344,270	1,576,064	11,550	344,270	1,587,614	1,931,884	122,231	2021	40 Years
Kingsland, GA	—	185,047	2,599,400	—	185,047	2,599,400	2,784,447	216,543	2021	40 Years
Marietta, GA	—	1,177,865	1,833,593	39,975	1,177,865	1,873,568	3,051,433	180,617	2021	40 Years
Rome, GA	—	1,380,532	—	25,716	1,406,248	—	1,406,248	—	2021
Stockbridge, GA	—	278,080	1,479,158	46,794	278,080	1,525,952	1,804,032	113,093	2021	40 Years
Thomson, GA	—	257,455	1,291,280	14,423	257,455	1,305,703	1,563,158	97,838	2021	40 Years
Centerville, IA	—	182,203	2,115,086	—	182,203	2,115,086	2,297,289	189,303	2021	40 Years
Des Moines, IA	—	902,749	—	44,294	947,043	—	947,043	—	2021
Mason City, IA	—	869,564	3,270,795	39,088	869,564	3,309,883	4,179,447	316,273	2021	40 Years
Nampa, ID	—	229,425	1,558,507	—	229,425	1,558,507	1,787,932	133,103	2021	40 Years
Bloomingdale, IL	—	5,377,240	9,661,090	48,794	5,377,240	9,709,883	15,087,123	909,685	2021	40 Years
Bloomington, IL	—	239,089	1,826,238	—	239,089	1,826,238	2,065,327	155,971	2021	40 Years
Bourbonnais, IL	—	1,593,823	1,525,782	1,836	1,593,823	1,527,618	3,121,441	117,703	2021	40 Years
Carbondale, IL	—	496,342	1,025,021	8,125	496,342	1,033,146	1,529,488	86,644	2021	40 Years
Champaign, IL	—	3,112,523	4,504,390	—	3,112,523	4,504,390	7,616,913	365,730	2021	40 Years
East Peoria, IL	—	2,404,155	—	25,533	2,429,688	—	2,429,688	—	2021
Chicago, IL	—	698,854	1,412,178	—	698,854	1,412,178	2,111,032	138,137	2021	40 Years
Coal City, IL	—	453,744	1,080,622	—	453,744	1,080,622	1,534,366	101,135	2021	40 Years
East Dundee, IL	—	1,567,806	—	—	1,567,806	—	1,567,806	—	2021
Charleston, IL	—	2,650,341	—	25,533	2,675,874	—	2,675,874	—	2021
Hampshire, IL	—	3,866,229	—	1,836	3,868,065	—	3,868,065	—	2021
Huntley, IL	—	2,089,500	—	1,835	2,091,335	—	2,091,335	—	2021
Joliet, IL	—	536,897	3,011,274	—	536,897	3,011,274	3,548,171	288,210	2021	40 Years
Lakemoor, IL	—	987,967	—	—	987,967	—	987,967	—	2021
Lombard, IL	—	5,480,904	—	1,836	5,482,740	—	5,482,740	—	2021
Mount Prospect, IL	—	885,540	—	934	886,474	—	886,474	—	2021
Naperville, IL	—	3,973,788	12,799,047	(403,257)	3,973,788	12,395,790	16,369,578	1,027,560	2021	40 Years
Rockford, IL	—	563,262	1,471,698	—	563,262	1,471,698	2,034,960	137,739	2021	40 Years
Romeoville, IL	—	4,835,683	—	48,960	4,884,643	—	4,884,643	—	2021
Schiller Park, IL	—	2,585,445	—	21,801	2,607,246	—	2,607,246	—	2021
Sheffield, IL	—	217,455	998,824	2,249	217,455	1,001,073	1,218,528	77,120	2021	40 Years
South Chicago Heights, IL	—	205,849	1,452,724	24,942	205,849	1,477,667	1,683,516	125,160	2021	40 Years
South Elgin, IL	—	648,899	3,916,025	2,359	648,899	3,918,384	4,567,283	301,941	2021	40 Years
South Elgin, IL	—	985,408	2,746,744	499,999	985,408	3,246,744	4,232,152	315,185	2021	40 Years
Streator, IL	—	203,924	1,040,180	2,249	203,924	1,042,429	1,246,353	80,307	2021	40 Years
Westchester, IL	—	296,452	1,252,538	—	296,452	1,252,538	1,548,990	104,378	2021	40 Years
Westmont, IL	—	2,284,013	8,912,960	—	2,284,013	8,912,960	11,196,973	853,798	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Bedford, IN	—	239,065	956,272	2,249	239,065	958,521	1,197,586	73,839	2021	40 Years
Fort Wayne, IN	—	329,123	1,521,763	10,772	329,123	1,532,535	1,861,658	118,016	2021	40 Years
Granger, IN	—	406,211	1,459,388	—	406,211	1,459,388	1,865,599	133,777	2021	40 Years
Indianapolis, IN	—	362,907	2,710,927	—	362,907	2,710,927	3,073,834	231,539	2021	40 Years
Atchison, KS	—	298,258	1,193,243	12,752	298,258	1,205,996	1,504,254	92,822	2021	40 Years
Kiowa, KS	—	20,642	1,469,150	19,726	20,642	1,488,876	1,509,518	117,935	2021	40 Years
Liberal, KS	—	418,695	6,919,579	—	418,695	6,919,579	7,338,274	591,027	2021	40 Years
Manhattan, KS	—	1,419,099	—	1,835	1,420,934	—	1,420,934	—	2021
Merriam, KS	—	1,688,893	6,844,926	—	1,688,893	6,844,926	8,533,819	641,565	2021	40 Years
Louisville, KY	—	1,716,439	10,797,925	25,114	1,716,439	10,823,039	12,539,478	811,571	2021	40 Years
Bossier City, LA	—	695,883	1,918,101	339	695,883	1,918,440	2,614,323	183,554	2021	40 Years
Chalmette, LA	—	1,041,287	1,521,346	—	1,041,287	1,521,346	2,562,633	123,494	2021	40 Years
Clinton, LA	—	164,982	1,057,099	—	164,982	1,057,099	1,222,081	103,508	2021	40 Years
Independence, LA	—	273,598	1,022,901	19,305	273,598	1,042,207	1,315,805	78,045	2021	40 Years
Lake Charles, LA	—	976,288	2,744,759	—	976,288	2,744,759	3,721,047	262,874	2021	40 Years
Pineville, LA	—	136,853	1,307,116	—	136,853	1,307,116	1,443,969	129,245	2021	40 Years
Walker, LA	—	90,393	1,383,507	—	90,393	1,383,507	1,473,900	120,976	2021	40 Years
Abington, MA	—	8,465,529	—	—	8,465,529	—	8,465,529	—	2021
Fall River, MA	—	721,506	5,380,883	—	721,506	5,380,883	6,102,389	493,001	2021	40 Years
Pittsfield, MA	—	1,514,648	16,947,554	—	1,514,648	16,947,554	18,462,202	1,412,280	2021	40 Years
Springfield, MA	—	4,451,982	—	—	4,451,982	—	4,451,982	—	2021
Baltimore, MD	—	1,393,361	2,819,672	12,398	1,393,361	2,832,070	4,225,431	218,192	2021	40 Years
Bel Air, MD	—	499,309	—	—	499,309	—	499,309	—	2021
Dundalk, MD	—	746,235	1,564,948	—	746,235	1,564,948	2,311,183	156,280	2021	40 Years
Baltimore (Gwynn Oak), MD	—	1,225,061	—	—	1,225,061	—	1,225,061	—	2021
Battle Creek, MI	—	101,794	1,083,512	—	101,794	1,083,512	1,185,306	94,578	2021	40 Years
Battle Creek, MI	—	271,928	1,143,856	1,836	271,928	1,145,692	1,417,620	88,278	2021	40 Years
Grand Rapids, MI	—	925,205	5,848,684	28,275	925,205	5,876,959	6,802,164	532,276	2021	40 Years
Lansing, MI	—	7,204,001	—	409	7,204,410	—	7,204,410	—	2021
Lansing, MI	—	4,285,184	—	822	4,286,006	—	4,286,006	—	2021
Okemos, MI	—	4,607,749	5,825,877	—	4,607,749	5,825,877	10,433,626	521,768	2021	40 Years
Saginaw, MI	—	285,004	896,731	8,898	285,004	905,629	1,190,633	67,867	2021	40 Years
Saginaw, MI	—	1,859,019	—	—	1,859,019	—	1,859,019	—	2021
Saginaw, MI	—	855,000	1,267,920	361,171	855,000	1,629,091	2,484,091	116,973	2021	40 Years
Sterling Heights, MI	—	484,463	2,991,098	148,901	484,463	3,140,000	3,624,463	283,968	2021	40 Years
Taylor, MI	—	403,176	1,862,968	—	403,176	1,862,968	2,266,144	162,913	2021	40 Years
Brooklyn Park, MN	—	2,386,951	2,002,599	—	2,386,951	2,002,599	4,389,550	191,916	2021	40 Years
Burnsville, MN	—	588,062	1,977,978	19,419	588,062	1,997,397	2,585,459	149,684	2021	40 Years
Fridley, MN	—	4,775,640	—	12,102	4,787,742	—	4,787,742	—	2021
Lakeville, MN	—	1,566,580	2,730,817	—	1,566,580	2,730,817	4,297,397	261,622	2021	40 Years
Oakdale, MN	—	4,800,338	12,814,387	—	4,800,338	12,814,387	17,614,725	1,201,097	2021	40 Years
Savage, MN	—	1,470,298	1,283,392	—	1,470,298	1,283,392	2,753,690	122,910	2021	40 Years
California, MO	—	62,996	1,479,867	—	62,996	1,479,867	1,542,863	135,586	2021	40 Years
Marshfield, MO	—	795,252	4,724,969	—	795,252	4,724,969	5,520,221	432,907	2021	40 Years
Pevely, MO	—	724,554	1,130,540	—	724,554	1,130,540	1,855,094	108,295	2021	40 Years
Sugar Creek, MO	—	488,219	1,038,408	492	488,219	1,038,900	1,527,119	94,937	2021	40 Years
Byhalia, MS	—	150,179	1,417,039	4,402	150,179	1,421,441	1,571,620	109,492	2021	40 Years
Byram, MS	—	5,279,846	10,832,879	—	5,279,846	10,832,879	16,112,725	970,312	2021	40 Years
Vicksburg, MS	—	705,202	825,075	—	705,202	825,075	1,530,277	66,942	2021	40 Years
Sidney, MT	—	190,517	3,935,720	—	190,517	3,935,720	4,126,237	319,708	2021	40 Years
Cary, NC	—	1,972,755	—	—	1,972,755	—	1,972,755	—	2021
Cary, NC	—	810,927	—	—	810,927	—	810,927	—	2021
Charlotte, NC	—	1,344,585	—	—	1,344,585	—	1,344,585	—	2021
Denver, NC	—	199,637	1,323,072	—	199,637	1,323,072	1,522,709	118,501	2021	40 Years
Denver, NC	—	188,155	702,254	—	188,155	702,254	890,409	62,886	2021	40 Years
Garner, NC	—	545,483	2,714,833	—	545,483	2,714,833	3,260,316	265,827	2021	40 Years
Gastonia, NC	—	261,641	1,033,980	98,968	261,641	1,132,948	1,394,589	116,829	2021	40 Years
Hickory, NC	—	417,127	1,548,699	5,836	417,127	1,554,535	1,971,662	122,868	2021	40 Years
High Point, NC	—	367,561	1,427,032	67,918	367,561	1,494,950	1,862,511	154,979	2021	40 Years
Holly Springs, NC	—	1,298,760	—	—	1,298,760	—	1,298,760	—	2021
Holly Springs, NC	—	996,275	—	—	996,275	—	996,275	—	2021
Holly Springs, NC	—	1,200,518	—	—	1,200,518	—	1,200,518	—	2021
Holly Springs, NC	—	1,024,340	—	—	1,024,340	—	1,024,340	—	2021
Holly Springs, NC	—	1,611,871	—	—	1,611,871	—	1,611,871	—	2021
Mt. Airy, NC	—	188,167	1,318,013	116,056	188,167	1,434,069	1,622,236	122,322	2021	40 Years
Statesville, NC	—	1,073,746	6,186,151	6,965	1,073,746	6,193,116	7,266,862	619,094	2021	40 Years
Statesville, NC	—	742,521	1,547,361	44,293	742,521	1,591,655	2,334,176	127,707	2021	40 Years
Wilmington, NC	—	1,387,879	—	—	1,387,879	—	1,387,879	—	2021
Bottineau, ND	—	680,781	2,851,784	22,314	680,781	2,874,097	3,554,878	221,352	2021	40 Years
Blair, NE	—	65,927	1,171,950	—	65,927	1,171,950	1,237,877	97,560	2021	40 Years
Crete, NE	—	283,765	4,583,875	1,835	283,765	4,585,710	4,869,475	362,920	2021	40 Years
Valentine, NE	—	30,526	1,276,252	2,500	30,526	1,278,752	1,309,278	98,519	2021	40 Years
Wayne, NE	—	24,660	1,211,103	—	24,660	1,211,103	1,235,763	100,823	2021	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Hooksett, NH	—	2,474,821	—	—	2,474,821	—	2,474,821	—	2021
Hooksett, NH	—	3,660,471	—	—	3,660,471	—	3,660,471	—	2021
Bellmawr, NJ	—	3,517,630	—	—	3,517,630	—	3,517,630	—	2021
East Hanover, NJ	—	2,424,060	—	153	2,424,213	—	2,424,213	—	2021
East Hanover, NJ	—	6,185,969	6,748,014	153	6,185,969	6,748,167	12,934,136	657,002	2021	40 Years
Eatontown, NJ	—	4,073,886	—	—	4,073,886	—	4,073,886	—	2021
Elizabeth, NJ	—	1,389,441	—	—	1,389,441	—	1,389,441	—	2021
Hammonton, NJ	—	4,231,954	—	—	4,231,954	—	4,231,954	—	2021
Hanover Township, NJ	—	896,104	1,977,903	—	896,104	1,977,903	2,874,007	173,066	2021	40 Years
Hanover Township, NJ	—	20,901,499	—	11,676	20,901,499	11,676	20,913,175	1,946	2021	40 Years
Lawrenceville, NJ	—	19,909	—	2,380,596	2,400,505	—	2,400,505	—	2021
Lawrenceville, NJ	—	12,118	—	3,766,924	3,779,042	—	3,779,042	—	2021
Lawrenceville, NJ	—	—	1,111,855	2,138,845	2,138,845	1,111,855	3,250,700	106,358	2021	40 Years
Lawrenceville, NJ	—	19,909	—	2,519,742	2,539,651	—	2,539,651	—	2021
Lawrenceville, NJ	—	19,909	—	4,373,655	4,393,564	—	4,393,564	—	2021
North Plainfield, NJ	—	1,189,310	1,655,062	—	1,189,310	1,655,062	2,844,372	155,074	2021	40 Years
Parsippany, NJ	—	4,683,017	—	—	4,683,017	—	4,683,017	—	2021
Whippany, NJ	—	3,557,958	—	—	3,557,958	—	3,557,958	—	2021
Pennsauken, NJ	—	3,731,685	—	(74,044)	3,657,641	—	3,657,641	—	2021
Randolph, NJ	—	3,550,608	—	—	3,550,608	—	3,550,608	—	2021
Upper Deerfield, NJ	—	194,607	1,729,659	12,085	194,607	1,741,743	1,936,350	144,952	2021	40 Years
Woodbine, NJ	—	354,591	1,545,735	—	354,591	1,545,735	1,900,326	154,359	2021	40 Years
Woodbridge, NJ	—	737,212	2,644,765	—	737,212	2,644,765	3,381,977	249,551	2021	40 Years
Albuquerque, NM	—	2,812,052	—	—	2,812,052	—	2,812,052	—	2021
Albuquerque, NM	—	433,221	1,163,623	—	433,221	1,163,623	1,596,844	101,681	2021	40 Years
Albuquerque, NM	—	698,506	3,183,377	22,723	698,506	3,206,100	3,904,606	246,946	2021	40 Years
Espanola, NM	—	5,630,895	—	1,835	5,632,730	—	5,632,730	—	2021
Kingston, NY	—	515,184	3,795,511	81,585	515,184	3,877,096	4,392,280	324,504	2021	40 Years
New Rochelle, NY	—	14,519,339	21,244,741	(175)	14,519,339	21,244,566	35,763,905	1,908,951	2021	40 Years
Niagara Falls, NY	—	353,653	6,062,345	—	353,653	6,062,345	6,415,998	568,159	2021	40 Years
North Babylon, NY	—	2,090,724	—	14,709	2,105,433	—	2,105,433	(5)	2021
Plattsburgh, NY	—	161,089	2,240,530	9,796	161,089	2,250,327	2,411,416	182,717	2021	40 Years
Rochester, NY	—	1,097,316	7,362,973	—	1,097,316	7,362,973	8,460,289	689,921	2021	40 Years
Scarsdale, NY	—	886,492	1,108,577	—	886,492	1,108,577	1,995,069	89,991	2021	40 Years
Wappingers Falls, NY	—	595,962	3,792,944	—	595,962	3,792,944	4,388,906	347,687	2021	40 Years
Bedford, OH	—	222,469	1,643,801	—	222,469	1,643,801	1,866,270	136,804	2021	40 Years
Canton, OH	—	289,416	1,625,007	4,401	289,416	1,629,409	1,918,825	125,523	2021	40 Years
Chesapeake, OH	—	314,084	2,102,730	96,500	314,084	2,199,230	2,513,314	221,873	2021	40 Years
Dayton, OH	—	168,736	1,738,910	—	168,736	1,738,910	1,907,646	141,170	2021	40 Years
Fairview Park, OH	—	1,445,514	5,043,700	(99,646)	1,445,514	4,944,053	6,389,567	389,864	2021	40 Years
Gallipolis, OH	—	818,390	2,159,967	—	818,390	2,159,967	2,978,357	211,394	2021	40 Years
Geneva, OH	—	193,381	1,317,460	—	193,381	1,317,460	1,510,841	109,662	2021	40 Years
Groveport, OH	—	386,687	1,166,510	668	386,687	1,167,178	1,553,865	106,831	2021	40 Years
Columbus, OH	—	1,009,008	—	—	1,009,008	—	1,009,008	—	2021
Hilliard, OH	—	1,030,560	—	—	1,030,560	—	1,030,560	—	2021
Hilliard, OH	—	1,152,478	—	—	1,152,478	—	1,152,478	—	2021
Hilliard, OH	—	1,041,080	—	—	1,041,080	—	1,041,080	—	2021
Hilliard, OH	—	707,910	—	(68)	707,842	—	707,842	—	2021
Hilliard, OH	—	1,428,428	—	—	1,428,428	—	1,428,428	—	2021
Octa, OH	—	3,303,590	—	1,835	3,305,425	—	3,305,425	—	2021
Mentor, OH	—	484,808	2,222,441	10,946	484,808	2,233,387	2,718,195	167,436	2021	40 Years
Milford Center, OH	—	193,215	924,186	12,483	193,215	936,670	1,129,885	70,172	2021	40 Years
New Lexington, OH	—	670,811	2,171,553	—	670,811	2,171,553	2,842,364	212,529	2021	40 Years
Pataskala, OH	—	626,985	1,071,479	—	626,985	1,071,479	1,698,464	89,198	2021	40 Years
Reynoldsburg, OH	—	1,986,486	—	5,881	1,992,367	—	1,992,367	—	2021
Rocky River, OH	—	4,045,087	—	—	4,045,087	—	4,045,087	—	2021
Rocky River, OH	—	2,151,951	—	20,215	2,172,166	—	2,172,166	—	2021
Rocky River, OH	—	1,372,577	—	20,215	1,392,792	—	1,392,792	—	2021
Sidney, OH	—	45,594	1,562,442	—	45,594	1,562,442	1,608,036	130,112	2021	40 Years
Streetsboro, OH	—	199,026	975,438	10,947	199,026	986,385	1,185,411	73,911	2021	40 Years
Toledo, OH	—	4,839,262	6,842,158	—	4,839,262	6,842,158	11,681,420	612,810	2021	40 Years
Urbana, OH	—	4,690,277	6,963,348	—	4,690,277	6,963,348	11,653,625	623,666	2021	40 Years
Winchester, OH	—	259,544	1,236,805	4,402	259,544	1,241,207	1,500,751	95,599	2021	40 Years
Atoka, OK	—	335,303	3,504,781	—	335,303	3,504,781	3,840,084	284,694	2021	40 Years
Stillwater, OK	—	501,114	3,252,177	—	501,114	3,252,177	3,753,291	264,155	2021	40 Years
Tillamook, OR	—	1,491,707	5,261,299	—	1,491,707	5,261,299	6,753,006	460,294	2021	40 Years
Cranberry, PA	—	1,677,064	—	—	1,677,064	—	1,677,064	—	2021
Dunmore, PA	—	2,386,896	—	—	2,386,896	—	2,386,896	—	2021
Erie, PA	—	1,545,236	20,023,873	8,447	1,545,236	20,032,320	21,577,556	1,586,037	2021	40 Years
Greenville, PA	—	1,117,096	10,381,185	25,171	1,117,096	10,406,356	11,523,452	780,319	2021	40 Years
Harrisburg, PA	—	1,276,788	—	48,225	1,325,013	—	1,325,013	—	2021
Philadelphia, PA	—	547,237	1,503,662	—	547,237	1,503,662	2,050,899	140,890	2021	40 Years
Quakertown, PA	—	1,763,324	—	30,834	1,794,158	—	1,794,158	—	2021

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
West Mifflin, PA	—	1,275,400	—	—	1,275,400	—	1,275,400	—	2021
Anderson, SC	—	1,327,346	5,564,166	342,850	1,327,346	5,907,016	7,234,362	506,538	2021	40 Years
Bluffton, SC	—	473,900	3,740,291	—	473,900	3,740,291	4,214,191	303,789	2021	40 Years
Columbia, SC	—	307,888	2,411,359	—	307,888	2,411,359	2,719,247	195,852	2021	40 Years
Fort Mill, SC	—	1,675,276	5,987,483	29,821	1,675,276	6,017,305	7,692,581	476,059	2021	40 Years
Lancaster, SC	—	187,595	991,659	52,829	187,595	1,044,489	1,232,084	89,311	2021	40 Years
Olanta, SC	—	81,182	820,443	—	81,182	820,443	901,625	66,594	2021	40 Years
Sumter, SC	—	305,903	571,538	68,009	305,903	639,547	945,450	58,023	2021	40 Years
Pierre, SD	—	181,579	2,071,921	—	181,579	2,071,921	2,253,500	181,212	2021	40 Years
Watertown, SD	—	561,618	1,596,716	8,458	561,618	1,605,174	2,166,792	120,335	2021	40 Years
Antioch, TN	—	935,614	—	—	935,614	—	935,614	—	2021
Clarksville, TN	—	238,147	1,331,623	8,200	238,147	1,339,823	1,577,970	131,322	2021	40 Years
Crossville, TN	—	691,538	2,633,769	145,758	691,538	2,779,527	3,471,065	215,900	2021	40 Years
Hendersonville, TN	—	1,724,979	—	—	1,724,979	—	1,724,979	—	2021
Hermitage, TN	—	722,734	—	—	722,734	—	722,734	—	2021
Jackson, TN	—	1,730,483	3,100,154	2,500	1,730,483	3,102,654	4,833,137	251,872	2021	40 Years
Knoxville, TN	—	1,762,166	3,753,566	—	1,762,166	3,753,566	5,515,732	328,414	2021	40 Years
Lakesite, TN	—	834,052	999,412	—	834,052	999,412	1,833,464	93,622	2021	40 Years
Madison, TN	—	797,234	—	—	797,234	—	797,234	—	2021
Murfreesboro, TN	—	1,191,176	—	—	1,191,176	—	1,191,176	—	2021
Nashville, TN	—	669,035	—	—	669,035	—	669,035	—	2021
Smyrna, TN	—	2,059,771	—	—	2,059,771	—	2,059,771	—	2021
Amarillo, TX	—	1,479,874	3,920,015	30,414	1,479,874	3,950,429	5,430,303	312,195	2021	40 Years
Baytown, TX	—	5,245,019	13,452,319	(17,194)	5,227,825	13,452,319	18,680,144	1,204,970	2021	40 Years
Burleson, TX	—	1,899,691	1,955,961	—	1,899,691	1,955,961	3,855,652	179,269	2021	40 Years
Cypress, TX	—	621,351	—	—	621,351	—	621,351	—	2021
El Paso, TX	—	1,290,305	4,701,339	(2,852)	1,287,452	4,701,339	5,988,791	450,358	2021	40 Years
El Paso, TX	—	4,640,263	—	—	4,640,263	—	4,640,263	—	2021
Kerrville, TX	—	629,024	2,862,560	27,660	629,024	2,890,219	3,519,243	252,241	2021	40 Years
Midland, TX	—	3,506,179	1,938,388	—	3,506,179	1,938,388	5,444,567	169,585	2021	40 Years
Monahans, TX	—	783,242	2,930,495	2,500	783,242	2,932,995	3,716,237	219,959	2021	40 Years
Odessa, TX	—	2,378,043	1,905,793	—	2,378,043	1,905,793	4,283,836	166,733	2021	40 Years
Odessa, TX	—	2,256,629	1,689,906	—	2,256,629	1,689,906	3,946,535	147,843	2021	40 Years
Odessa, TX	—	2,365,571	1,566,637	—	2,365,571	1,566,637	3,932,208	137,057	2021	40 Years
Richmond, TX	—	478,530	2,624,852	132,296	478,530	2,757,148	3,235,678	227,534	2021	40 Years
Shenandoah, TX	—	2,293,709	—	—	2,293,709	—	2,293,709	—	2021
Spring, TX	—	1,886,748	1,930,279	—	1,886,748	1,930,279	3,817,027	160,857	2021	40 Years
Texarkana, TX	—	1,312,692	2,124,343	77,773	1,312,692	2,202,116	3,514,808	201,640	2021	40 Years
White Oak, TX	—	120,160	1,224,831	468	120,160	1,225,299	1,345,459	106,954	2021	40 Years
Orem, UT	—	764,062	2,054,014	—	764,062	2,054,014	2,818,076	201,122	2021	40 Years
Charlottesville, VA	—	1,364,219	—	—	1,364,219	—	1,364,219	—	2021
Chester, VA	—	646,751	4,938,519	—	646,751	4,938,519	5,585,270	462,904	2021	40 Years
Lynchburg, VA	—	2,102,839	6,892,262	—	2,102,839	6,892,262	8,995,101	644,425	2021	40 Years
Manassas, VA	—	3,659,187	3,746,418	—	3,659,187	3,746,418	7,405,605	343,422	2021	40 Years
Newport News, VA	—	287,461	2,086,888	11,460	287,461	2,098,348	2,385,809	157,305	2021	40 Years
Wytheville, VA	—	450,045	—	—	450,045	—	450,045	—	2021
Lakewood, WA	—	788,705	2,937,767	—	788,705	2,937,767	3,726,472	258,241	2021	40 Years
Roy, WA	—	327,278	1,862,388	—	327,278	1,862,388	2,189,666	162,908	2021	40 Years
Port Angeles, WA	—	476,652	5,940,135	—	476,652	5,940,135	6,416,787	512,631	2021	40 Years
Puyallup, WA	—	1,626,445	2,757,598	—	1,626,445	2,757,598	4,384,043	241,165	2021	40 Years
Antigo, WI	—	150,406	907,287	1,835	150,406	909,122	1,059,528	71,852	2021	40 Years
Brown Deer, WI	—	413,053	2,893,299	25,988	413,053	2,919,287	3,332,340	218,784	2021	40 Years
Eau Claire, WI	—	2,897,122	6,600,361	—	2,897,122	6,600,361	9,497,483	620,612	2021	40 Years
Milwaukee, WI	—	63,728	1,834,352	—	63,728	1,834,352	1,898,080	156,627	2021	40 Years
Sheboygan, WI	—	373,040	3,470,250	8,476	373,040	3,478,726	3,851,766	275,246	2021	40 Years
Athens, WV	—	416,517	1,472,494	—	416,517	1,472,494	1,889,011	144,079	2021	40 Years
Beckley, WV	—	663,138	2,263,526	—	663,138	2,263,526	2,926,664	225,953	2021	40 Years
Buckhannon, WV	—	469,129	1,853,528	151,900	469,129	2,005,428	2,474,557	206,706	2021	40 Years
Elkins, WV	—	397,225	1,832,516	—	397,225	1,832,516	2,229,741	179,331	2021	40 Years
Huntington, WV	—	447,207	1,851,268	—	447,207	1,851,268	2,298,475	184,645	2021	40 Years
Huntington, WV	—	572,162	1,386,007	—	572,162	1,386,007	1,958,169	140,126	2021	40 Years
Princeton, WV	—	778,229	2,357,830	9,374	778,229	2,367,204	3,145,433	230,769	2021	40 Years
Princeton, WV	—	233,205	1,245,497	—	233,205	1,245,497	1,478,702	106,366	2021	40 Years
Bessemer, AL	—	319,436	1,007,258	—	319,436	1,007,258	1,326,694	69,249	2022	40 Years
Blountsville, AL	—	231,165	1,316,448	—	231,165	1,316,448	1,547,613	87,111	2022	40 Years
Clayton, AL	—	305,323	1,199,107	3,009	305,323	1,202,116	1,507,439	80,545	2022	40 Years
Foley, AL	—	876,745	1,662,760	—	876,745	1,662,760	2,539,505	112,564	2022	40 Years
Grant, AL	—	77,433	1,188,768	—	77,433	1,188,768	1,266,201	81,878	2022	40 Years
Hoover, AL	—	1,548,554	1,351,397	(77,835)	1,548,554	1,273,562	2,822,116	75,044	2022	40 Years
Madison, AL	—	1,317,052	1,381,193	—	1,317,052	1,381,193	2,698,245	80,103	2022	40 Years
Mobile, AL	—	81,304	1,526,990	—	81,304	1,526,990	1,608,294	112,876	2022	40 Years
Talladega, AL	—	903,998	2,044,842	35,677	907,712	2,076,805	2,984,517	113,887	2022	40 Years
Coal Hill, AR	—	134,620	1,378,371	7,300	134,620	1,385,671	1,520,291	100,363	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Conway, AR	—	357,768	2,955,854	—	357,768	2,955,854	3,313,622	189,743	2022	40 Years
Fort Smith, AR	—	50,300	2,378,776	26,235	50,300	2,405,011	2,455,311	150,763	2022	40 Years
Lincoln, AR	—	318,811	1,269,472	—	318,811	1,269,472	1,588,283	80,318	2022	40 Years
Little Rock, AR	—	369,985	4,260,606	12,795	369,985	4,273,401	4,643,386	267,264	2022	40 Years
Pine Bluff, AR	—	216,373	391,093	—	216,373	391,093	607,466	24,443	2022	40 Years
Russellville, AR	—	176,925	481,057	15	176,925	481,072	657,997	29,984	2022	40 Years
Springdale, AR	—	568,164	3,133,875	—	568,164	3,133,875	3,702,039	215,454	2022	40 Years
Springdale, AR	—	1,333,032	2,929,959	15,074	1,333,032	2,945,032	4,278,064	184,287	2022	40 Years
Glendale, AZ	—	3,552,730	3,229,514	8,381	3,552,730	3,237,895	6,790,625	207,752	2022	40 Years
Phoenix, AZ	—	1,393,147	3,822,282	48,359	1,393,147	3,870,640	5,263,787	242,814	2022	40 Years
Tolleson, AZ	—	2,091,545	4,359,819	21,506	2,091,545	4,381,324	6,472,869	260,662	2022	40 Years
Bakersfield, CA	—	1,205,283	3,010,596	12,716	1,205,283	3,023,312	4,228,595	191,287	2022	40 Years
La Cañada, CA	—	1,921,417	457,495	975	1,921,417	458,469	2,379,886	28,527	2022	40 Years
Ontario, CA	—	3,173,695	2,567,059	15	3,173,695	2,567,074	5,740,769	160,359	2022	40 Years
Riverside, CA	—	3,081,078	14,365,552	303,963	3,081,078	14,669,515	17,750,593	1,306,981	2022	40 Years
Stockton, CA	—	1,275,187	945,420	—	1,275,187	945,420	2,220,607	68,512	2022	40 Years
Turlock, CA	—	487,463	2,212,222	—	487,463	2,212,222	2,699,685	134,188	2022	40 Years
Turlock, CA	—	1,200,474	4,510,849	—	1,200,474	4,510,849	5,711,323	259,610	2022	40 Years
Turlock, CA	—	1,086,480	5,124,804	—	1,086,480	5,124,804	6,211,284	365,567	2022	40 Years
Vallejo, CA	—	2,769,671	2,513,905	—	2,769,671	2,513,905	5,283,576	187,309	2022	40 Years
Windsor Hill, CA	—	3,332,206	2,100,596	—	3,332,206	2,100,596	5,432,802	182,481	2022	40 Years
West Hartford, CT	—	852,020	5,066,206	234,600	852,020	5,300,806	6,152,826	387,254	2022	40 Years
West Hartford, CT	—	4,044,465	14,245,446	4,996	4,044,465	14,250,442	18,294,907	982,007	2022	40 Years
Middletown, CT	—	2,143,995	2,943,499	—	2,143,995	2,943,499	5,087,494	214,318	2022	40 Years
Waterbury, CT	—	972,505	2,058,031	—	972,505	2,058,031	3,030,536	138,866	2022	40 Years
Wethersfield, CT	—	553,394	1,132,300	22,354	553,394	1,154,654	1,708,048	71,135	2022	40 Years
Wethersfield, CT	—	933,446	1,502,866	30	933,446	1,502,895	2,436,341	93,764	2022	40 Years
Millsboro, DE	—	6,857,716	—	(491)	6,857,225	—	6,857,225	—	2022
Chiefland, FL	—	489,309	1,306,132	225,812	489,309	1,531,945	2,021,254	139,148	2022	40 Years
Crestview, FL	—	961,109	1,044,147	—	961,109	1,044,147	2,005,256	68,007	2022	40 Years
Destin, FL	—	1,830,319	780,173	—	1,830,319	780,173	2,610,492	45,681	2022	40 Years
Gainesville, FL	—	1,173,553	517,450	15	1,173,553	517,465	1,691,018	32,258	2022	40 Years
Gainesville, FL	—	2,544,415	5,881,080	16,562	2,544,415	5,897,642	8,442,057	365,459	2022	40 Years
Hollywood, FL	—	927,500	1,351,709	216,832	927,500	1,568,541	2,496,041	87,954	2022	40 Years
Homestead, FL	—	1,021,155	735,752	15	1,021,155	735,767	1,756,922	45,902	2022	40 Years
Jacksonville, FL	—	1,057,416	1,007,440	15,525	1,057,416	1,022,965	2,080,381	63,219	2022	40 Years
Jacksonville, FL	—	1,185,978	1,025,426	—	1,185,978	1,025,426	2,211,404	64,089	2022	40 Years
Jacksonville, FL	—	235,155	3,784,135	154,316	235,155	3,938,451	4,173,606	249,185	2022	40 Years
Jacksonville, FL	—	216,803	1,400,601	—	216,803	1,400,601	1,617,404	92,398	2022	40 Years
Jacksonville, FL	—	415,780	1,668,994	—	415,780	1,668,994	2,084,774	107,050	2022	40 Years
Jacksonville Beach, FL	—	1,130,336	991,755	6,690	1,130,336	998,445	2,128,781	62,012	2022	40 Years
Lake Butler, FL	—	503,163	1,360,333	1,885	503,163	1,362,217	1,865,380	90,761	2022	40 Years
Marco Island, FL	—	1,350,573	504,251	23,968	1,350,573	528,219	1,878,792	36,402	2022	40 Years
Melbourne, FL	—	653,912	961,132	—	653,912	961,132	1,615,044	61,532	2022	40 Years
North Palm Beach, FL	—	662,025	950,514	15,859	662,025	966,373	1,628,398	59,584	2022	40 Years
Ocala, FL	—	204,589	1,703,533	—	204,589	1,703,533	1,908,122	117,118	2022	40 Years
Palm Coast, FL	—	479,504	984,850	—	479,504	984,850	1,464,354	71,739	2022	40 Years
Panama City, FL	—	1,998,986	1,409,662	—	1,998,986	1,409,662	3,408,648	96,914	2022	40 Years
Pensacola, FL	—	536,059	1,628,848	—	536,059	1,628,848	2,164,907	102,328	2022	40 Years
Sanford, FL	—	3,590,819	2,515,568	—	3,590,819	2,515,568	6,106,387	172,945	2022	40 Years
Trenton, FL	—	430,460	2,288,147	15,700	430,460	2,303,847	2,734,307	158,662	2022	40 Years
Vero Beach, FL	—	1,037,380	1,397,227	15,524	1,037,380	1,412,751	2,450,131	87,499	2022	40 Years
Winter Springs, FL	—	1,606,141	873,427	15	1,606,141	873,441	2,479,582	54,507	2022	40 Years
Augusta, GA	—	72,851	1,604,212	146,991	72,851	1,751,203	1,824,054	106,305	2022	40 Years
Augusta, GA	—	199,100	1,794,406	—	199,100	1,794,406	1,993,506	115,260	2022	40 Years
Bremen, GA	—	203,102	5,264,118	—	203,102	5,264,118	5,467,220	323,809	2022	40 Years
Calhoun, GA	—	370,237	1,896,447	—	370,237	1,896,447	2,266,684	138,192	2022	40 Years
Canton, GA	—	3,078,088	6,862,199	—	3,078,088	6,862,199	9,940,287	407,249	2022	40 Years
Chula, GA	—	316,673	949,483	—	316,673	949,483	1,266,156	69,142	2022	40 Years
Dawsonville, GA	—	264,759	1,005,563	—	264,759	1,005,563	1,270,322	61,215	2022	40 Years
Edison, GA	—	397,493	1,253,203	3,009	397,493	1,256,213	1,653,706	79,216	2022	40 Years
Hephzibah, GA	—	109,510	1,460,599	—	109,510	1,460,599	1,570,109	101,664	2022	40 Years
Newman, GA	—	1,619,186	5,272,513	—	1,619,186	5,272,513	6,891,699	338,437	2022	40 Years
Perry, GA	—	567,281	11,880,078	—	567,281	11,880,078	12,447,359	816,467	2022	40 Years
Pooler, GA	—	736,451	2,777,892	—	736,451	2,777,892	3,514,343	178,292	2022	40 Years
Statesboro, GA	—	723,713	1,146,114	—	723,713	1,146,114	1,869,827	74,533	2022	40 Years
Surrency, GA	—	399,599	853,287	—	399,599	853,287	1,252,886	62,141	2022	40 Years
Swainsboro, GA	—	113,339	2,874,987	15,400	113,339	2,890,387	3,003,726	198,810	2022	40 Years
Bettendorf, IA	—	1,314,298	3,229,705	3,734	1,318,012	3,229,725	4,547,737	211,195	2022	40 Years
Bettendorf, IA	—	248,576	—	3,734	252,311	—	252,311	—	2022
Bettendorf, IA	—	280,575	1,114,056	3,734	284,289	1,114,076	1,398,365	60,642	2022	40 Years
Corning, IA	—	30,145	1,365,946	2,204	30,145	1,368,151	1,398,296	88,644	2022	40 Years
Fredericksburg, IA	—	30,004	1,280,340	2,204	30,004	1,282,544	1,312,548	82,386	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Weiser, ID	—	76,942	1,488,028	—	76,942	1,488,028	1,564,970	88,159	2022	40 Years
Bellwood, IL	—	1,441,254	—	—	1,441,254	—	1,441,254	—	2022	40 Years
Calumet City, IL	—	434,232	939,480	23,400	434,232	962,880	1,397,112	55,119	2022	40 Years
Chicago, IL	—	673,631	950,418	—	673,631	950,418	1,624,049	56,973	2022	40 Years
Cicero, IL	—	371,928	1,410,440	—	371,928	1,410,440	1,782,368	88,219	2022
Elgin, IL	—	860,328	1,964,892	—	860,328	1,964,892	2,825,220	113,568	2022	40 Years
Franklin Park, IL	—	444,444	1,411,881	—	444,444	1,411,881	1,856,325	85,367	2022	40 Years
Hainesville, IL	—	3,130,195	1,216,373	5,000	3,130,195	1,221,373	4,351,568	91,311	2022	40 Years
Hoffman Estates, IL	—	529,309	3,946,239	67,180	529,309	4,013,419	4,542,728	264,305	2022	40 Years
Lansing, IL	—	200,857	2,082,566	18,225	200,857	2,100,791	2,301,648	127,553	2022	40 Years
Lynwood, IL	—	97,956	1,148,587	1,119	97,956	1,149,706	1,247,662	66,549	2022	40 Years
Markham, IL	—	2,638,402	—	—	2,638,402	—	2,638,402	—	2022	40 Years
Naperville, IL	—	3,749,690	—	—	3,749,690	—	3,749,690	—	2022	40 Years
O'Fallon, IL	—	893,771	2,322,875	—	893,771	2,322,875	3,216,646	169,255	2022
Pecatonica, IL	—	187,658	1,302,630	1,119	187,658	1,303,749	1,491,407	75,604	2022
Plainfield, IL	—	634,629	959,057	—	634,629	959,057	1,593,686	65,883	2022	40 Years
Romeoville, IL	—	3,564,144	3,088,724	—	3,564,144	3,088,724	6,652,868	183,105	2022	40 Years
Round Lake Beach, IL	—	625,866	2,657,522	9,542	625,866	2,667,064	3,292,930	177,864	2022	40 Years
Roxana, IL	—	391,797	1,575,658	754,837	391,797	2,330,496	2,722,293	82,780	2022	40 Years
South Elgin, IL	—	618,840	2,908,118	2,288,733	650,936	5,164,754	5,815,690	242,138	2022	40 Years
Tinley Park, IL	—	408,954	1,262,396	47,005	408,954	1,309,401	1,718,355	149,865	2022	40 Years
Waukegan, IL	—	883,882	1,323,127	9,917	883,882	1,333,044	2,216,926	72,181	2022	40 Years
Attica, IN	—	475,447	1,730,232	12,165	475,447	1,742,397	2,217,844	96,398	2022	40 Years
Boswell, IN	—	78,218	1,268,380	2,364	78,218	1,270,744	1,348,962	82,211	2022	40 Years
De Motte, IN	—	421,240	1,318,829	—	421,240	1,318,829	1,740,069	96,368	2022	40 Years
Evansville, IN	—	140,334	810,428	—	140,334	810,428	950,762	67,770	2022	40 Years
Greenfield, IN	—	366,213	651,652	—	366,213	651,652	1,017,865	44,667	2022	40 Years
Indianapolis, IN	—	432,264	3,657,559	270,809	435,978	3,924,654	4,360,632	231,593	2022	40 Years
Kentland, IN	—	60,638	1,336,242	—	60,638	1,336,242	1,396,880	80,509	2022	40 Years
Kingsford Heights, IN	—	201,983	1,408,945	287	201,983	1,409,232	1,611,215	91,009	2022	40 Years
Merrillville, IN	—	202,967	1,406,373	—	202,967	1,406,373	1,609,340	84,456	2022	40 Years
Switz City, IN	—	78,568	1,355,225	2,364	78,568	1,357,589	1,436,157	87,748	2022	40 Years
Winchester, IN	—	91,925	2,351,576	155,700	91,925	2,507,276	2,599,201	194,227	2022	40 Years
Goddard, KS	—	590,138	3,000,737	90,458	590,138	3,091,194	3,681,332	199,611	2022	40 Years
Kansas City, KS	—	175,008	624,234	84,823	175,008	709,057	884,065	45,956	2022	40 Years
Lansing, KS	—	626,782	2,546,877	—	626,782	2,546,877	3,173,659	180,328	2022	40 Years
Lawrence, KS	—	1,205,052	1,279,300	—	1,205,052	1,279,300	2,484,352	107,785	2022
Topeka, KS	—	1,434,423	—	—	1,434,423	—	1,434,423	—	2022	40 Years
Wichita, KS	—	419,468	1,034,134	7,812	419,468	1,041,945	1,461,413	60,043	2022	40 Years
Brandenburg, KY	—	729,975	1,751,191	—	729,975	1,751,191	2,481,166	160,712	2022	40 Years
Coldiron, KY	—	318,829	1,298,446	3,009	318,829	1,301,455	1,620,284	82,129	2022	40 Years
Edmonton, KY	—	298,674	2,629,815	—	298,674	2,629,815	2,928,489	180,745	2022	40 Years
Louisville, KY	—	356,816	1,154,276	11,555	356,816	1,165,830	1,522,646	63,679	2022	40 Years
Morganfield, KY	—	85,769	1,298,550	—	85,769	1,298,550	1,384,319	92,616	2022	40 Years
Baton Rouge, LA	—	1,198,858	3,163,251	—	1,198,858	3,163,251	4,362,109	223,975	2022	40 Years
Bogalusa, LA	—	2,009,203	2,772,165	—	2,009,203	2,772,165	4,781,368	190,586	2022	40 Years
Campti, LA	—	146,784	1,068,283	—	146,784	1,068,283	1,215,067	82,263	2022	40 Years
Center Point, LA	—	9,988	991,058	—	9,988	991,058	1,001,046	77,481	2022	40 Years
Denham Springs, LA	—	261,591	1,084,538	21,212	261,591	1,105,750	1,367,341	65,579	2022	40 Years
Donaldsonville, LA	—	1,007,428	2,228,224	—	1,007,428	2,228,224	3,235,652	153,190	2022	40 Years
Erwinville, LA	—	146,236	575,669	25,582	146,236	601,251	747,487	42,891	2022	40 Years
Gretna, LA	—	636,981	3,081,276	—	636,981	3,081,276	3,718,257	213,217	2022	40 Years
Livingston, LA	—	362,592	952,241	21,212	362,592	973,453	1,336,045	57,600	2022	40 Years
Minden, LA	—	126,902	969,983	33,519	126,902	1,003,502	1,130,404	71,840	2022	40 Years
Montegut, LA	—	479,549	913,248	21,212	479,549	934,460	1,414,009	55,677	2022	40 Years
Morganza, LA	—	213,888	1,108,087	1,119	213,888	1,109,206	1,323,094	65,553	2022	40 Years
New Iberia, LA	—	314,985	1,072,523	1,119	314,985	1,073,642	1,388,627	64,474	2022	40 Years
Plain Dealing, LA	—	120,709	1,234,522	7,300	120,709	1,241,822	1,362,531	84,838	2022	40 Years
Lafayette/Scott, LA	—	350,159	1,102,175	1,119	350,159	1,103,294	1,453,453	68,394	2022	40 Years
St. Martinville, LA	—	415,223	1,056,403	1,119	415,223	1,057,522	1,472,745	65,341	2022
Danvers, MA	—	6,043,876	—	6,538	6,050,413	—	6,050,413	(13)	2022	40 Years
Leominster, MA	—	1,975,829	5,144,054	10,149	1,975,829	5,154,202	7,130,031	351,730	2022	40 Years
Saugus, MA	—	3,927,594	1,374,841	13,021	3,927,594	1,387,862	5,315,456	97,026	2022
Worcester, MA	—	7,944,877	—	(105)	7,944,772	—	7,944,772	—	2022	40 Years
Boonsboro, MD	—	689,063	1,248,800	—	689,063	1,248,800	1,937,863	85,855	2022	40 Years
Cumberland, MD	—	485,641	1,377,264	—	485,641	1,377,264	1,862,905	94,687	2022	40 Years
Germantown, MD	—	4,341,903	1,717,868	—	4,341,903	1,717,868	6,059,771	125,171	2022	40 Years
Glen Burnie, MD	—	1,090,535	—	3,726	1,094,261	—	1,094,261	—	2022	40 Years
Glen Burnie, MD	—	1,709,572	—	—	1,709,572	—	1,709,572	—	2022	40 Years
Hagerstown, MD	—	599,602	1,224,097	—	599,602	1,224,097	1,823,699	84,120	2022	40 Years
Joppa, MD	—	1,911,100	2,626,946	—	1,911,100	2,626,946	4,538,046	213,288	2022	40 Years
Lonaconing, MD	—	440,782	1,388,381	—	440,782	1,388,381	1,829,163	95,451	2022
Rockville, MD	—	4,685,563	1,554,020	—	4,685,563	1,554,020	6,239,583	113,223	2022

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Timonium, MD	—	5,253,016	9,838,428	—	5,253,016	9,838,428	15,091,444	763,851	2022	40 Years
Westover, MD	—	167,135	1,304,045	—	167,135	1,304,045	1,471,180	94,996	2022	40 Years
Van Buren, ME	—	82,988	1,175,321	1,600	82,988	1,176,921	1,259,909	107,632	2022	40 Years
Boyne City, MI	—	486,215	3,184,228	5,600	486,215	3,189,828	3,676,043	202,232	2022	40 Years
Brimley, MI	—	62,229	820,252	—	62,229	820,252	882,481	65,827	2022	40 Years
Clawson, MI	—	860,422	1,382,251	—	860,422	1,382,251	2,242,673	84,953	2022	40 Years
Davisburg, MI	—	120,838	1,515,277	287	120,838	1,515,564	1,636,402	95,269	2022	40 Years
DeWitt, MI	—	440,264	1,732,240	47,521	440,264	1,779,761	2,220,025	119,508	2022	40 Years
East China, MI	—	59,309	1,577,989	159	59,309	1,578,148	1,637,457	100,700	2022	40 Years
Grandville, MI	—	706,193	7,506,131	81,228	706,193	7,587,358	8,293,551	463,509	2022	40 Years
Grandville, MI	—	3,938,089	4,173,417	11,644	3,941,803	4,181,346	8,123,149	213,389	2022	40 Years
Grayling, MI	—	101,381	1,355,174	2,204	101,381	1,357,378	1,458,759	88,404	2022	40 Years
Lake Orion, MI	—	508,462	1,373,650	59,658	508,462	1,433,308	1,941,770	95,235	2022	40 Years
Lansing, MI	—	908,568	793,444	44,294	908,568	837,738	1,746,306	59,348	2022	40 Years
Lenox, MI	—	107,860	1,244,579	—	107,860	1,244,579	1,352,439	88,115	2022	40 Years
Lincoln Park, MI	—	335,839	1,255,710	28,726	335,839	1,284,435	1,620,274	69,298	2022	40 Years
Marquette, MI	—	209,677	2,188,590	7,600	209,677	2,196,190	2,405,867	125,679	2022	40 Years
Midland, MI	—	71,784	1,569,727	287	71,784	1,570,014	1,641,798	100,614	2022	40 Years
Montrose, MI	—	97,689	1,934,430	158,790	97,689	2,093,220	2,190,909	140,151	2022	40 Years
Novi, MI	—	2,090,447	18,266,009	354,423	2,090,447	18,620,432	20,710,879	1,231,455	2022	40 Years
Otter Lake, MI	—	154,390	1,405,532	159	154,390	1,405,692	1,560,082	91,272	2022	40 Years
Sault Ste Marie, MI	—	239,906	1,007,077	—	239,906	1,007,077	1,246,983	81,805	2022	40 Years
Sebewaing, MI	—	60,259	1,452,542	—	60,259	1,452,542	1,512,801	117,656	2022	40 Years
St. Helen, MI	—	70,353	1,396,479	—	70,353	1,396,479	1,466,832	98,917	2022	40 Years
Walker, MI	—	2,527,449	3,983,896	11,644	2,531,164	3,991,826	6,522,990	203,715	2022	40 Years
Weidman, MI	—	67,968	1,400,386	7,317	67,968	1,407,703	1,475,671	87,512	2022	40 Years
Whitmore Lake, MI	—	2,197,350	—	—	2,197,350	—	2,197,350	—	2022
Wyoming, MI	—	3,194,618	4,816,878	11,644	3,198,332	4,824,808	8,023,140	246,232	2022	40 Years
Eagan, MN	—	1,297,596	2,033,325	—	1,297,596	2,033,325	3,330,921	139,731	2022	40 Years
Maple Grove, MN	—	760,163	9,863,462	54,822	760,163	9,918,284	10,678,447	570,322	2022	40 Years
Mora, MN	—	19,524	1,272,308	2,204	19,524	1,274,513	1,294,037	81,702	2022	40 Years
Winona, MN	—	1,562,225	6,867,512	9,517	1,562,225	6,877,029	8,439,254	429,924	2022	40 Years
Dora, MO	—	77,349	1,277,800	—	77,349	1,277,800	1,355,149	77,081	2022	40 Years
Excelsior Springs, MO	—	78,699	1,265,762	1,119	78,699	1,266,881	1,345,580	76,960	2022	40 Years
Farmington, MO	—	314,078	2,423,544	—	314,078	2,423,544	2,737,622	171,567	2022	40 Years
Freeburg, MO	—	72,490	1,213,203	2,364	72,490	1,215,567	1,288,057	80,197	2022	40 Years
Helena, MO	—	67,324	1,237,062	1,119	67,324	1,238,181	1,305,505	74,997	2022	40 Years
Jefferson City, MO	—	1,195,039	3,759,032	12,818	1,195,039	3,771,850	4,966,889	274,597	2022	40 Years
Joplin, MO	—	441,710	2,041,893	27,157	441,710	2,069,049	2,510,759	129,784	2022	40 Years
Joplin, MO	—	108,268	1,980,280	—	108,268	1,980,280	2,088,548	114,916	2022	40 Years
Lake Lafayette, MO	—	106,627	1,178,416	1,119	106,627	1,179,535	1,286,162	72,085	2022	40 Years
Lincoln, MO	—	138,746	1,413,644	5,214	138,746	1,418,858	1,557,604	97,961	2022	40 Years
Springfield, MO	—	1,001,257	5,420,536	23,820	1,001,257	5,444,356	6,445,613	339,693	2022	40 Years
Ashland, MS	—	38,697	1,427,252	—	38,697	1,427,252	1,465,949	115,228	2022	40 Years
Baldwyn, MS	—	29,404	908,970	(7,030)	29,404	901,940	931,344	96,080	2022	40 Years
Belzoni, MS	—	67,668	1,137,472	(15,683)	67,668	1,121,789	1,189,457	115,514	2022	40 Years
Edinburg - Carthage, MS	—	114,642	1,291,451	(3,013)	114,642	1,288,439	1,403,081	93,129	2022	40 Years
Clarksdale, MS	—	111,726	1,299,141	—	111,726	1,299,141	1,410,867	94,638	2022	40 Years
Cleveland, MS	—	—	5,635,242	—	—	5,635,242	5,635,242	322,852	2022	40 Years
De Kalb, MS	—	111,394	981,026	8,650	111,394	989,676	1,101,070	67,537	2022	40 Years
Ellisville, MS	—	313,192	1,053,746	21,212	313,192	1,074,958	1,388,150	63,457	2022	40 Years
Greenville, MS	—	193,378	1,282,104	12,165	193,378	1,294,269	1,487,647	76,613	2022	40 Years
Richland, MS	—	851,944	8,905,221	943	851,944	8,906,164	9,758,108	510,221	2022	40 Years
Sardis, MS	—	362,033	816,187	(5,195)	362,033	810,992	1,173,025	67,007	2022	40 Years
Silver Creek, MS	—	307,453	1,045,870	21,212	307,453	1,067,083	1,374,536	63,114	2022	40 Years
Southaven, MS	—	212,377	1,962,757	—	212,377	1,962,757	2,175,134	119,691	2022	40 Years
Tupelo, MS	—	443,321	3,834,665	—	443,321	3,834,665	4,277,986	263,633	2022	40 Years
Angier, NC	—	672,850	1,349,207	—	672,850	1,349,207	2,022,057	84,576	2022	40 Years
Asheboro, NC	11,700,000	1,562,706	17,355,572	—	1,562,706	17,355,572	18,918,278	1,235,291	2022	40 Years
Aulander, NC	—	195,098	984,103	—	195,098	984,103	1,179,201	71,667	2022	40 Years
Castalia, NC	—	139,549	1,366,925	—	139,549	1,366,925	1,506,474	90,093	2022	40 Years
Concord, NC	10,700,000	1,289,337	15,972,978	—	1,289,337	15,972,978	17,262,315	1,146,725	2022	40 Years
Fayetteville, NC	—	1,605,366	2,566,208	—	1,605,366	2,566,208	4,171,574	203,560	2022	40 Years
Flat Rock, NC	—	150,439	846,253	—	150,439	846,253	996,692	53,679	2022	40 Years
Garner, NC	—	2,718,172	2,763,915	—	2,718,172	2,763,915	5,482,087	201,445	2022	40 Years
Garner, NC	—	874,423	1,550,116	—	874,423	1,550,116	2,424,539	117,640	2022	40 Years
Greenville, NC	—	243,002	2,160,494	—	243,002	2,160,494	2,403,496	157,445	2022	40 Years
Kings Mountain, NC	—	509,102	2,258,512	—	509,102	2,258,512	2,767,614	173,988	2022	40 Years
North Wilkesboro, NC	—	148,134	1,013,906	3,383	148,134	1,017,289	1,165,423	68,199	2022	40 Years
Roxboro, NC	—	256,768	1,218,469	—	256,768	1,218,469	1,475,237	88,756	2022	40 Years
Salisbury, NC	—	571,426	3,687,049	92,316	571,426	3,779,365	4,350,791	235,777	2022	40 Years
Southern Pines, NC	—	805,577	1,231,351	—	805,577	1,231,351	2,036,928	84,655	2022	40 Years
Statesville, NC	—	1,159,344	2,580,515	2,296	1,159,344	2,582,811	3,742,155	175,830	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Tabor City, NC	—	20,939	1,495,256	9,665	20,939	1,504,921	1,525,860	93,349	2022	40 Years
Wilkesboro, NC	—	509,859	2,478,770	—	509,859	2,478,770	2,988,629	231,428	2022	40 Years
Windsor, NC	—	175,633	1,346,774	—	175,633	1,346,774	1,522,407	94,703	2022	40 Years
Winton - Salem, NC	—	1,772,410	6,666,783	—	1,772,410	6,666,783	8,439,193	505,900	2022	40 Years
West Fargo, ND	—	722,425	776,925	85,700	722,425	862,624	1,585,049	54,056	2022	40 Years
Chappell, NE	—	228,961	1,027,400	7,470	228,961	1,034,870	1,263,831	61,213	2022	40 Years
Juniata, NE	—	90,602	1,127,483	7,470	90,602	1,134,953	1,225,555	67,472	2022	40 Years
Lincoln, NE	—	2,350,709	11,189,814	—	2,350,709	11,189,814	13,540,523	769,300	2022	40 Years
Deptford, NJ	—	4,637,926	10,426,984	—	4,637,926	10,426,984	15,064,910	742,200	2022	40 Years
Galloway, NJ	—	258,312	1,774,767	1,119	258,312	1,775,886	2,034,198	100,436	2022	40 Years
Mullica Hill, NJ	—	648,435	1,265,179	1,119	648,435	1,266,298	1,914,733	72,271	2022	40 Years
Newfield, NJ	—	278,914	1,624,710	1,119	278,914	1,625,829	1,904,743	91,268	2022	40 Years
Pleasantville, NJ	—	872,737	4,130,042	—	872,737	4,130,042	5,002,779	289,955	2022	40 Years
Toms River, NJ	—	1,785,123	835,695	15,740	1,785,123	851,436	2,636,559	47,000	2022	40 Years
Turnersville, NJ	—	1,795,330	2,978,086	426,973	1,796,052	3,404,336	5,200,388	181,891	2022	40 Years
Vineland, NJ	—	833,473	—	—	833,473	—	833,473	—	2022
Wayne, NJ	—	3,162,613	3,288,907	6,400	3,162,613	3,295,307	6,457,920	233,101	2022	40 Years
Wrightstown, NJ	—	5,051,058	—	—	5,051,058	—	5,051,058	—	2022
Las Cruces, NM	—	598,909	4,180,398	133,600	598,909	4,313,998	4,912,907	318,795	2022	40 Years
Santa Fe, NM	—	835,775	1,151,399	—	835,775	1,151,399	1,987,174	81,510	2022	40 Years
Tse Bonito, NM	—	126,882	1,633,674	11,889	126,882	1,645,562	1,772,444	97,373	2022	40 Years
Bergen, NY	—	92,953	916,917	—	92,953	916,917	1,009,870	78,693	2022	40 Years
Buffalo, NY	—	927,338	403,208	15	927,338	403,223	1,330,561	25,118	2022	40 Years
Canandaigua, NY	—	91,579	1,470,852	—	91,579	1,470,852	1,562,431	120,910	2022	40 Years
Canastota, NY	—	108,348	1,371,590	1,119	108,348	1,372,709	1,481,057	79,189	2022	40 Years
Elmira, NY	—	41,281	915,575	15	41,281	915,590	956,871	57,141	2022	40 Years
Frankfort, NY	—	317,533	1,167,754	1,119	317,533	1,168,873	1,486,406	68,483	2022	40 Years
Friendship, NY	—	97,367	1,295,401	—	97,367	1,295,401	1,392,768	85,157	2022	40 Years
Hastings, NY	—	68,941	1,285,557	1,119	68,941	1,286,676	1,355,617	75,081	2022	40 Years
Liverpool, NY	—	527,708	1,268,846	—	527,708	1,268,846	1,796,554	97,824	2022	40 Years
Medford, NY	—	695,815	2,164,666	—	695,815	2,164,666	2,860,481	156,654	2022	40 Years
Newport, NY	—	108,474	1,359,693	—	108,474	1,359,693	1,468,167	78,551	2022	40 Years
North Rose, NY	—	86,206	1,320,796	1,119	86,206	1,321,915	1,408,121	78,515	2022	40 Years
Red Creek, NY	—	39,875	1,347,504	1,119	39,875	1,348,623	1,388,498	78,234	2022	40 Years
Riverhead, NY	—	538,226	1,569,184	—	538,226	1,569,184	2,107,410	111,978	2022	40 Years
Rochester, NY	—	455,606	1,080,523	—	455,606	1,080,523	1,536,129	100,753	2022	40 Years
Rochester, NY	—	182,135	1,927,563	—	182,135	1,927,563	2,109,698	173,723	2022	40 Years
Schenectady, NY	—	393,418	2,018,314	—	393,418	2,018,314	2,411,732	138,469	2022	40 Years
Sennett, NY	—	2,400,380	6,427,546	—	2,400,380	6,427,546	8,827,926	378,603	2022	40 Years
South Corning, NY	—	120,453	1,623,218	600	120,453	1,623,818	1,744,271	117,166	2022	40 Years
Star Lake, NY	—	195,082	1,238,915	1,119	195,082	1,240,034	1,435,116	72,625	2022	40 Years
West Henrietta, NY	—	436,838	1,631,322	—	436,838	1,631,322	2,068,160	148,145	2022	40 Years
West Seneca, NY	11,300,000	614,219	17,967,840	—	614,219	17,967,840	18,582,059	1,231,650	2022	40 Years
Yonkers, NY	—	3,911,416	4,262,152	(8,258)	3,911,416	4,253,894	8,165,310	259,712	2022	40 Years
Apple Creek, OH	—	335,713	1,081,077	1,119	335,713	1,082,196	1,417,909	64,068	2022	40 Years
Austinburg, OH	—	105,423	1,141,236	—	105,423	1,141,236	1,246,659	80,900	2022	40 Years
Bellefontaine, OH	—	1,348,236	—	—	1,348,236	—	1,348,236	—	2022
Cincinnati, OH	—	1,070,525	270,651	15	1,070,525	270,666	1,341,191	16,833	2022	40 Years
Columbus, OH	—	2,559,388	8,602,145	28,112	2,563,103	8,626,542	11,189,645	534,045	2022	40 Years
Columbus, OH	—	1,176,215	2,934,082	17,430	1,179,930	2,947,798	4,127,728	150,399	2022	40 Years
Conneaut, OH	—	69,163	1,516,980	167	69,163	1,517,147	1,586,310	97,385	2022	40 Years
Dayton, OH	—	431,934	1,507,682	208,851	431,934	1,716,534	2,148,468	104,501	2022	40 Years
Groveport, OH	—	3,851,484	—	—	3,851,484	—	3,851,484	—	2022
Heppner, OH	—	135,937	1,433,459	159	135,937	1,433,618	1,569,555	90,984	2022	40 Years
Holland, OH	—	86,884	4,996,831	—	86,884	4,996,831	5,083,715	349,079	2022	40 Years
Louisville, OH	—	208,868	1,182,011	1,119	208,868	1,183,130	1,391,998	69,141	2022	40 Years
McArthur, OH	—	210,094	1,836,031	45,025	210,094	1,881,056	2,091,150	128,236	2022	40 Years
New Philadelphia, OH	—	176,310	1,170,154	1,119	176,310	1,171,273	1,347,583	72,281	2022	40 Years
North Olmsted, OH	—	1,791,441	2,654,170	—	1,791,441	2,654,170	4,445,611	147,769	2022	40 Years
Otway, OH	—	351,675	1,147,001	—	351,675	1,147,001	1,498,676	74,247	2022	40 Years
Port Washington, OH	—	419,686	879,455	1,119	419,686	880,573	1,300,259	54,669	2022	40 Years
Republic, OH	—	141,246	1,497,976	159	141,246	1,498,136	1,639,382	94,742	2022	40 Years
Rock Creek, OH	—	126,770	1,505,669	151	126,770	1,505,820	1,632,590	96,411	2022	40 Years
Shelby, OH	—	92,254	1,101,734	—	92,254	1,101,734	1,193,988	76,002	2022	40 Years
Sinking Spring, OH	—	49,881	1,278,876	10,135	49,881	1,289,010	1,338,891	85,443	2022	40 Years
Springfield, OH	—	216,253	1,352,319	438,540	216,253	1,790,859	2,007,112	137,227	2022	40 Years
Strongsville, OH	—	412,105	6,461,470	—	412,105	6,461,470	6,873,575	470,835	2022	40 Years
Thornville, OH	—	110,395	1,314,956	9,809	110,395	1,324,765	1,435,160	98,999	2022	40 Years
Tiffin, OH	—	119,687	1,501,037	25,600	119,687	1,526,637	1,646,324	124,981	2022	40 Years
Toledo, OH	—	119,897	1,403,558	—	119,897	1,403,558	1,523,455	81,280	2022	40 Years
Valley City, OH	—	128,015	1,486,157	159	128,015	1,486,316	1,614,331	95,638	2022	40 Years
Zanesville, OH	—	336,258	1,136,178	—	336,258	1,136,178	1,472,436	78,071	2022	40 Years
Zanesville, OH	—	234,595	1,177,014	1,119	234,595	1,178,133	1,412,728	69,100	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Chickasha, OK	—	98,335	1,291,170	—	98,335	1,291,170	1,389,505	91,102	2022	40 Years
Langley, OK	—	30,156	1,646,990	—	30,156	1,646,990	1,677,146	129,104	2022	40 Years
Lawton, OK	—	1,828,658	2,152,285	—	1,828,658	2,152,285	3,980,943	156,938	2022	40 Years
Maud, OK	—	202,967	1,281,551	3,009	202,967	1,284,561	1,487,528	82,342	2022	40 Years
Moore, OK	—	901,884	7,979,738	—	901,884	7,979,738	8,881,622	548,448	2022	40 Years
Pauls Valley, OK	—	245,017	1,360,881	40,162	245,017	1,401,043	1,646,060	91,145	2022	40 Years
Talihina, OK	—	70,366	1,610,311	—	70,366	1,610,311	1,680,677	130,077	2022	40 Years
Tulsa, OK	—	1,402,904	2,835,532	18,053	1,402,904	2,853,584	4,256,488	178,717	2022	40 Years
Wagoner, OK	—	332,347	1,912,388	—	332,347	1,912,388	2,244,735	193,672	2022	40 Years
Warner, OK	—	243,393	1,248,350	3,009	243,393	1,251,359	1,494,752	84,271	2022	40 Years
Pilot Rock, OR	—	158,987	1,405,393	287	158,987	1,405,679	1,564,666	90,933	2022	40 Years
Salem, OR	—	522,007	1,371,132	24,473	522,007	1,395,605	1,917,612	93,089	2022	40 Years
Allentown, PA	—	1,365,945	3,258,839	17,430	1,369,660	3,272,555	4,642,215	166,975	2022	40 Years
Bath, PA	—	1,719,426	663,133	—	1,719,426	663,133	2,382,559	54,557	2022	40 Years
Bethel Park, PA	—	681,235	8,979,837	—	681,235	8,979,837	9,661,072	635,222	2022	40 Years
Breezewood, PA	—	193,091	1,408,906	—	193,091	1,408,906	1,601,997	102,642	2022	40 Years
Brookville, PA	—	311,983	1,431,919	—	311,983	1,431,919	1,743,902	100,416	2022	40 Years
Burnham, PA	—	694,983	2,879,011	12,165	694,983	2,891,176	3,586,159	156,883	2022	40 Years
Chambersburg, PA	—	99,647	1,405,127	1,119	99,647	1,406,245	1,505,892	80,977	2022	40 Years
Cranberry, PA	8,550,000	348,328	12,833,619	—	348,328	12,833,619	13,181,947	926,556	2022	40 Years
Dover, PA	—	2,754,584	2,385,674	377	2,754,584	2,386,051	5,140,635	163,821	2022	40 Years
Easton, PA	—	540,714	2,112,447	—	540,714	2,112,447	2,653,161	148,576	2022	40 Years
Fogelsville, PA	—	1,611,621	2,617,623	—	1,611,621	2,617,623	4,229,244	186,786	2022	40 Years
Glassport, PA	—	130,234	2,810,530	—	130,234	2,810,530	2,940,764	200,443	2022	40 Years
Lancaster, PA	—	1,541,745	—	(695)	1,541,050	—	1,541,050	(8)	2022
Lancaster, PA	—	5,553,054	2,222,786	(1,380)	5,553,054	2,221,406	7,774,460	131,940	2022	40 Years
Latrobe, PA	—	255,918	2,193,454	—	255,918	2,193,454	2,449,372	159,844	2022	40 Years
McConnellsburg, PA	—	581,054	2,956,295	—	581,054	2,956,295	3,537,349	215,472	2022	40 Years
Meadville, PA	—	867,819	2,147,667	—	867,819	2,147,667	3,015,486	135,826	2022	40 Years
Natrona Heights, PA	—	550,226	3,327,228	9,615	550,226	3,336,843	3,887,069	238,369	2022	40 Years
Pen Argyl, PA	—	504,828	705,552	—	504,828	705,552	1,210,380	49,939	2022	40 Years
Pine Grove, PA	—	1,079,176	3,194,973	—	1,079,176	3,194,973	4,274,149	232,876	2022	40 Years
Pittsburgh, PA	—	567,111	1,534,029	14,317	570,826	1,544,632	2,115,458	87,136	2022	40 Years
Pittsburgh, PA	—	885,493	478,181	14,317	889,207	488,783	1,377,990	32,750	2022	40 Years
Pittsburgh, PA	—	145,180	1,858,387	—	145,180	1,858,387	2,003,567	126,334	2022	40 Years
Red Lion, PA	—	1,018,707	3,289,563	—	1,018,707	3,289,563	4,308,270	239,773	2022	40 Years
Wyomissing, PA	—	2,302,182	6,811,158	—	2,302,182	6,811,158	9,113,340	490,978	2022	40 Years
Blackville, SC	—	88,814	1,342,142	—	88,814	1,342,142	1,430,956	97,908	2022	40 Years
Bowman, SC	—	150,034	1,324,966	5,698	150,034	1,330,664	1,480,698	97,570	2022	40 Years
Cheraw, SC	—	82,917	1,425,081	—	82,917	1,425,081	1,507,998	103,821	2022	40 Years
Conway, SC	—	487,563	1,301,332	—	487,563	1,301,332	1,788,895	89,466	2022	40 Years
Green Sea, SC	—	30,158	1,540,522	12,663	30,158	1,553,185	1,583,343	95,431	2022	40 Years
Greenville, SC	—	1,472,814	8,002,345	(22,944)	1,472,814	7,979,401	9,452,215	631,201	2022	40 Years
Greer, SC	—	461,522	3,143,208	67,442	461,522	3,210,651	3,672,173	227,327	2022	40 Years
Hardeeville, SC	—	338,184	993,814	—	338,184	993,814	1,331,998	68,325	2022	40 Years
Johnston, SC	—	207,425	1,305,786	—	207,425	1,305,786	1,513,211	93,008	2022	40 Years
Lake View, SC	—	19,682	1,486,376	7,010	19,682	1,493,386	1,513,068	91,642	2022	40 Years
Lancaster, SC	—	239,276	1,688,550	20,484	239,276	1,709,034	1,948,310	112,529	2022	40 Years
Spartanburg, SC	—	1,153,766	10,959,443	—	1,153,766	10,959,443	12,113,209	699,918	2022	40 Years
Spartanburg, SC	—	227,760	1,695,984	94,609	227,760	1,790,593	2,018,353	107,572	2022	40 Years
York, SC	—	779,888	11,701,659	—	779,888	11,701,659	12,481,547	804,486	2022	40 Years
Reliance, SD	—	240,024	1,130,606	7,996	240,024	1,138,602	1,378,626	83,248	2022	40 Years
Camden, TN	—	100,415	920,173	1,800	100,415	921,973	1,022,388	85,169	2022	40 Years
Hendersonville, TN	—	383,715	2,561,679	—	383,715	2,561,679	2,945,394	181,242	2022	40 Years
Livingston, TN	—	291,190	1,955,276	—	291,190	1,955,276	2,246,466	219,349	2022	40 Years
Morrison, TN	—	62,277	1,354,709	—	62,277	1,354,709	1,416,986	90,189	2022	40 Years
Red Boiling Springs, TN	—	156,751	1,010,884	—	156,751	1,010,884	1,167,635	73,619	2022	40 Years
Smyrna, TN	—	1,354,350	1,329,642	27,531	1,354,350	1,357,173	2,711,523	98,774	2022	40 Years
Waverly, TN	—	150,519	2,865,694	—	150,519	2,865,694	3,016,213	197,016	2022	40 Years
Abilene, TX	—	2,776,008	1,460,146	—	2,776,008	1,460,146	4,236,154	109,330	2022	40 Years
Atascocita, TX	—	265,212	3,238,853	—	265,212	3,238,853	3,504,065	196,362	2022	40 Years
Baytown, TX	—	852,215	4,184,162	—	852,215	4,184,162	5,036,377	324,208	2022	40 Years
Beaumont, TX	—	252,810	1,793,672	15	252,810	1,793,687	2,046,497	112,022	2022	40 Years
Beaumont, TX	—	866,155	3,558,993	12,165	866,155	3,571,158	4,437,313	196,885	2022	40 Years
Brenham, TX	—	1,436,571	16,209,074	4,017	1,436,571	16,213,091	17,649,662	1,142,789	2022	40 Years
Brownsville, TX	—	474,602	686,668	—	474,602	686,668	1,161,270	38,054	2022	40 Years
Daisetta, TX	—	264,096	1,251,335	16,609	264,096	1,267,943	1,532,039	81,190	2022	40 Years
Dallas, TX	—	2,702,569	2,780,002	143,921	2,702,569	2,923,923	5,626,492	180,126	2022	40 Years
Dallas, TX	—	1,603,859	7,908,697	10,236	1,603,859	7,918,934	9,522,793	534,981	2022	40 Years
El Paso, TX	—	1,233,238	2,142,229	—	1,233,238	2,142,229	3,375,467	157,724	2022	40 Years
Ennis, TX	—	117,760	1,294,827	—	117,760	1,294,827	1,412,587	84,225	2022	40 Years
Fort Worth, TX	—	1,974,780	3,140,537	—	1,974,780	3,140,537	5,115,317	243,960	2022	40 Years
Fort Worth, TX	—	1,537,608	3,897,778	—	1,537,608	3,897,778	5,435,386	267,907	2022	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Hallettsville, TX	—	1,698,504	2,489,154	—	1,698,504	2,489,154	4,187,658	181,410	2022	40 Years
Hempstead, TX	—	517,067	1,138,654	43,545	517,067	1,182,199	1,699,266	69,895	2022	40 Years
Killeen, TX	—	1,057,720	3,009,308	484,748	1,057,720	3,494,055	4,551,775	244,757	2022	40 Years
League City, TX	—	233,323	1,056,145	15	233,323	1,056,160	1,289,483	65,927	2022	40 Years
Midland, TX	—	775,334	1,537,915	—	775,334	1,537,915	2,313,249	112,049	2022	40 Years
Sachse, TX	—	1,486,211	3,133,939	124	1,486,211	3,134,063	4,620,274	191,649	2022	40 Years
San Antonio, TX	—	1,844,251	1,600,804	6,038	1,844,251	1,606,842	3,451,093	100,383	2022	40 Years
San Antonio, TX	—	456,278	4,092,103	54,406	456,278	4,146,509	4,602,787	258,023	2022	40 Years
San Antonio, TX	—	8,225,612	—	—	8,225,612	—	8,225,612	—	2022
Whitehouse, TX	—	249,151	2,378,143	2,506	249,151	2,380,649	2,629,800	170,073	2022	40 Years
West Jordan, UT	—	4,852,556	5,290,602	820	4,852,556	5,291,421	10,143,977	303,128	2022	40 Years
Abington, VA	—	120,721	1,269,056	—	120,721	1,269,056	1,389,777	92,445	2022	40 Years
Amissville, VA	—	3,431,638	593,963	16,654	3,431,638	610,616	4,042,254	32,504	2022	40 Years
Blackstone, VA	—	89,165	960,237	13,893	89,165	974,130	1,063,295	59,875	2022	40 Years
Clintwood, VA	—	113,165	1,129,975	—	113,165	1,129,975	1,243,140	82,731	2022	40 Years
Danville, VA	—	1,487,674	2,911,596	—	1,487,674	2,911,596	4,399,270	200,172	2022	40 Years
Dinwiddie, VA	—	285,046	3,478,289	11,150	285,046	3,489,439	3,774,485	240,340	2022	40 Years
Drakes Branch, VA	—	289,986	857,204	—	289,986	857,204	1,147,190	65,531	2022	40 Years
Elkton, VA	—	77,727	918,853	—	77,727	918,853	996,580	56,319	2022	40 Years
Farnham, VA	—	117,517	1,356,942	—	117,517	1,356,942	1,474,459	98,853	2022	40 Years
Fredericksburg, VA	—	619,961	1,100,715	7,161	619,961	1,107,876	1,727,837	75,890	2022	40 Years
Fredericksburg, VA	—	703,119	—	7,162	710,280	—	710,280	—	2022
Front Royal, VA	—	521,787	955,502	—	521,787	955,502	1,477,289	58,426	2022	40 Years
Harrisonburg, VA	—	268,145	901,845	—	268,145	901,845	1,169,990	55,196	2022	40 Years
Portsmouth, VA	—	245,186	945,199	1,599	245,186	946,799	1,191,985	82,275	2022	40 Years
Pulaski, VA	—	100,420	1,518,702	—	100,420	1,518,702	1,619,122	110,633	2022	40 Years
Richlands, VA	—	168,804	1,139,417	—	168,804	1,139,417	1,308,221	83,705	2022	40 Years
Roanoke, VA	—	1,674,947	3,365,215	17,430	1,678,661	3,378,931	5,057,592	172,405	2022	40 Years
Stuart, VA	—	797,955	2,698,524	—	797,955	2,698,524	3,496,479	196,677	2022	40 Years
Suffolk, VA	—	265,887	3,462,367	—	265,887	3,462,367	3,728,254	238,038	2022	40 Years
Timberville, VA	—	246,509	1,088,525	—	246,509	1,088,525	1,335,034	66,790	2022	40 Years
Warrenton, VA	—	3,395,581	2,914,723	—	3,395,581	2,914,723	6,310,304	200,387	2022	40 Years
Bradford, VT	—	428,378	3,997,371	—	428,378	3,997,371	4,425,749	239,667	2022	40 Years
Manchester, VT	—	455,477	2,064,534	—	455,477	2,064,534	2,520,011	142,871	2022	40 Years
Longview, WA	—	782,602	2,480,990	9,050	782,602	2,490,040	3,272,642	176,127	2022	40 Years
Springdale, WA	—	147,170	1,641,471	—	147,170	1,641,471	1,788,641	96,581	2022	40 Years
Yakima, WA	—	883,736	2,466,259	—	883,736	2,466,259	3,349,995	180,515	2022	40 Years
Appleton, WI	—	340,803	1,904,812	—	340,803	1,904,812	2,245,615	130,874	2022	40 Years
Cumberland, WI	—	270,296	1,144,054	—	270,296	1,144,054	1,414,350	83,404	2022	40 Years
Janesville, WI	—	796,925	1,191,970	9,954	803,521	1,195,327	1,998,848	69,833	2022	40 Years
Kimberly, WI	—	1,312,245	2,811,473	(19,305)	1,319,003	2,785,410	4,104,413	144,703	2022	40 Years
Menomonee Falls, WI	—	976,214	4,312,547	260,744	976,214	4,573,291	5,549,505	306,241	2022	40 Years
Menomonee Falls, WI	—	988,153	—	—	988,153	—	988,153	—	2022
New Lisbon, WI	—	76,725	1,227,288	1,119	76,725	1,228,407	1,305,132	71,530	2022	40 Years
Plover, WI	—	67,127	1,770,000	11,889	67,127	1,781,889	1,849,016	96,904	2022	40 Years
West Bend, WI	—	286,709	1,696,761	—	286,709	1,696,761	1,983,470	147,630	2022	40 Years
Whitewater, WI	—	822,920	3,021,878	28,112	826,634	3,046,276	3,872,910	203,309	2022	40 Years
Winter, WI	—	170,499	1,270,767	—	170,499	1,270,767	1,441,266	92,539	2022	40 Years
Barboursville, WV	—	703,425	3,654,262	29,238	703,425	3,683,500	4,386,925	249,379	2022	40 Years
Charleston, WV	—	144,019	858,224	—	144,019	858,224	1,002,243	74,714	2022	40 Years
Morgantown, WV	—	563,100	1,952,862	—	563,100	1,952,862	2,515,962	138,093	2022	40 Years
Ranson, WV	—	800,605	—	—	800,605	—	800,605	—	2022
Morgantown, WV	—	2,162,116	—	81,892	2,244,008	—	2,244,008	—	2022
Morgantown, WV	—	816,836	—	—	816,836	—	816,836	—	2022
Morgantown, WV	—	862,215	1,187,338	—	862,215	1,187,338	2,049,553	84,692	2022	40 Years
Weirton, WV	—	295,802	1,389,355	19,140	295,802	1,408,496	1,704,298	78,370	2022	40 Years
Westover, WV	—	2,902,457	3,819,875	—	2,902,457	3,819,875	6,722,332	262,616	2022	40 Years
Williamstown, WV	—	328,040	1,293,550	—	328,040	1,293,550	1,621,590	88,876	2022	40 Years
Casper, WY	—	860,483	986,975	15	860,483	986,990	1,847,473	61,604	2022	40 Years
Eagle River, AK	—	1,496,010	1,038,294	—	1,496,010	1,038,294	2,534,304	42,809	2023	40 Years
Atmore, AL	—	71,526	841,253	—	71,526	841,253	912,779	43,084	2023	40 Years
Bessemer, AL	—	653,431	564,626	—	653,431	564,626	1,218,057	29,875	2023	40 Years
Cherokee, AL	—	74,238	1,375,131	—	74,238	1,375,131	1,449,369	76,848	2023	40 Years
Creola, AL	—	558,482	1,985,719	—	558,482	1,985,719	2,544,201	89,615	2023	40 Years
Florence, AL	—	156,040	1,168,090	—	156,040	1,168,090	1,324,130	66,087	2023	40 Years
Fort Mitchell, AL	—	70,408	1,506,853	3,133	70,408	1,509,987	1,580,395	51,594	2023	40 Years
Glencoe, AL	—	199,230	1,252,206	—	199,230	1,252,206	1,451,436	44,767	2023	40 Years
Montgomery, AL	—	720,048	575,608	—	720,048	575,608	1,295,656	41,352	2023	40 Years
Prattville, AL	—	585,717	136,254	100,115	585,717	236,369	822,086	6,154	2023	40 Years
Sylacauga, AL	—	2,301,743	—	—	2,301,743	—	2,301,743	—	2023
Tuscumbia, AL	—	244,809	1,944,563	—	244,809	1,944,563	2,189,372	104,057	2023	40 Years
Dover, AR	—	117,697	1,356,901	—	117,697	1,356,901	1,474,598	74,904	2023	40 Years
Rogers, AR	—	1,801,475	5,718,794	—	1,801,475	5,718,794	7,520,269	196,561	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Searcy, AR	—	104,246	2,277,293	—	104,246	2,277,293	2,381,539	84,685	2023	40 Years
Kingman, AZ	—	546,717	3,279,531	—	546,717	3,279,531	3,826,248	139,777	2023	40 Years
Show Low, AZ	—	288,314	1,668,984	—	288,314	1,668,984	1,957,298	74,781	2023	40 Years
Yuma, AZ	—	379,684	893,425	—	379,684	893,425	1,273,109	26,643	2023	40 Years
Fontana, CA	—	1,337,717	1,012,730	—	1,337,717	1,012,730	2,350,447	48,530	2023	40 Years
Murrieta, CA	—	1,546,553	1,350,113	102	1,546,553	1,350,214	2,896,767	64,196	2023	40 Years
Paradise, CA	—	386,926	1,049,431	—	386,926	1,049,431	1,436,357	35,247	2023	40 Years
Pleasant Hill, CA	—	8,366,775	—	—	8,366,775	—	8,366,775	—	2023
Vacaville, CA	—	641,411	1,586,489	—	641,411	1,586,489	2,227,900	71,514	2023	40 Years
Vacaville, CA	—	1,009,383	2,952,663	—	1,009,383	2,952,663	3,962,046	111,950	2023	40 Years
Delta, CO	—	816,826	3,802,927	—	816,826	3,802,927	4,619,753	130,682	2023	40 Years
Rifle, CO	—	1,454,956	2,182,762	—	1,454,956	2,182,762	3,637,718	62,838	2023	40 Years
Meriden, CT	—	213,799	1,946,087	—	213,799	1,946,087	2,159,886	78,521	2023	40 Years
Brooksville, FL	—	371,478	2,171,428	—	371,478	2,171,428	2,542,906	115,255	2023	40 Years
Florida City, FL	—	734,330	781,628	—	734,330	781,628	1,515,958	38,014	2023	40 Years
Fort Lauderdale, FL	—	1,419,090	1,359,401	—	1,419,090	1,359,401	2,778,491	55,095	2023	40 Years
High Springs, FL	—	571,750	3,362,328	—	571,750	3,362,328	3,934,078	135,124	2023	40 Years
Jacksonville, FL	—	827,034	1,417,515	389	827,034	1,417,903	2,244,937	59,924	2023	40 Years
Jacksonville, FL	—	6,666,982	12,592,838	389	6,666,982	12,593,226	19,260,208	529,874	2023	40 Years
Jonesville, FL	—	1,993,989	2,233,481	—	1,993,989	2,233,481	4,227,470	92,225	2023	40 Years
Kissimmee, FL	—	907,575	1,637,075	24,908	907,575	1,661,983	2,569,558	58,423	2023	40 Years
Labelle, FL	—	149,091	959,309	68,675	149,091	1,027,984	1,177,075	46,239	2023	40 Years
Land O'Lakes, FL	—	1,544,181	1,290,714	—	1,544,181	1,290,714	2,834,895	63,352	2023	40 Years
Live Oak, FL	—	1,994,802	3,028,612	—	1,994,802	3,028,612	5,023,414	104,064	2023	40 Years
Naples, FL	—	610,067	1,674,205	—	610,067	1,674,205	2,284,272	68,465	2023	40 Years
Palm Harbor, FL	—	2,435,739	8,235,223	56,442	2,435,739	8,291,665	10,727,404	253,533	2023	40 Years
Panama City, FL	—	1,328,041	14,823,857	—	1,328,041	14,823,857	16,151,898	617,562	2023	40 Years
Pensacola, FL	—	616,285	965,620	—	616,285	965,620	1,581,905	51,048	2023	40 Years
Port St. Joe, FL	—	1,678,568	2,246,346	—	1,678,568	2,246,346	3,924,914	79,978	2023	40 Years
St. Augustine, FL	—	1,015,143	567,058	—	1,015,143	567,058	1,582,201	28,748	2023	40 Years
Tarpon Springs, FL	—	1,490,471	3,155,387	—	1,490,471	3,155,387	4,645,858	162,068	2023	40 Years
Albany, GA	—	149,753	1,245,539	—	149,753	1,245,539	1,395,292	54,934	2023	40 Years
Chatsworth, GA	—	1,153,708	4,535,359	—	1,153,708	4,535,359	5,689,067	127,556	2023	40 Years
Commerce, GA	—	727,292	2,034,999	—	727,292	2,034,999	2,762,291	135,335	2023	40 Years
Douglas, GA	—	166,295	6,583,588	17,345	166,295	6,600,933	6,767,228	371,491	2023	40 Years
Douglas, GA	—	177,643	2,347,052	—	177,643	2,347,052	2,524,695	79,116	2023	40 Years
Douglasville, GA	—	556,078	4,410,887	—	556,078	4,410,887	4,966,965	219,948	2023	40 Years
Fort Gaines, GA	—	29,308	1,600,808	3,133	29,308	1,603,942	1,633,250	53,837	2023	40 Years
Glennville, GA	—	200,641	1,381,501	—	200,641	1,381,501	1,582,142	76,019	2023	40 Years
LaGrange, GA	—	192,840	1,476,001	—	192,840	1,476,001	1,668,841	64,596	2023	40 Years
LaGrange, GA	—	211,020	1,277,849	—	211,020	1,277,849	1,488,869	56,945	2023	40 Years
Lawrenceville, GA	—	405,255	1,152,039	—	405,255	1,152,039	1,557,294	50,286	2023	40 Years
Lilburn, GA	—	1,184,610	1,181,635	—	1,184,610	1,181,635	2,366,245	38,066	2023	40 Years
Lumpkin, GA	—	39,403	1,438,663	5,108	39,403	1,443,771	1,483,174	49,436	2023	40 Years
Morrow, GA	—	797,482	1,231,217	—	797,482	1,231,217	2,028,699	60,607	2023	40 Years
Perry, GA	—	301,806	1,202,858	250,000	301,806	1,452,858	1,754,664	60,485	2023	40 Years
Pooler, GA	—	381,482	2,646,073	—	381,482	2,646,073	3,027,555	98,448	2023	40 Years
Reidsville, GA	—	120,421	1,321,925	—	120,421	1,321,925	1,442,346	57,869	2023	40 Years
Riceboro, GA	—	86,062	1,309,280	—	86,062	1,309,280	1,395,342	57,087	2023	40 Years
Rome, GA	—	379,158	541,671	—	379,158	541,671	920,829	27,922	2023	40 Years
Sharpsburg, GA	—	538,166	1,483,569	129,112	538,166	1,612,681	2,150,847	68,077	2023	40 Years
Thomaston, GA	—	110,892	1,343,781	—	110,892	1,343,781	1,454,673	58,829	2023	40 Years
Thomasville, GA	—	229,300	1,210,294	—	229,300	1,210,294	1,439,594	53,319	2023	40 Years
Vidalia, GA	—	283,117	2,002,472	8,947	283,117	2,011,419	2,294,536	93,210	2023	40 Years
Warner Robins, GA	—	1,599,751	1,518,417	286	1,599,751	1,518,703	3,118,454	39,548	2023	40 Years
Fairfield, IA	—	433,650	1,861,993	—	433,650	1,861,993	2,295,643	95,747	2023	40 Years
Iowa City, IA	—	497,431	928,323	129,757	497,431	1,058,080	1,555,511	39,870	2023	40 Years
Lime Springs, IA	—	69,547	1,523,213	5,174	69,547	1,528,388	1,597,935	44,397	2023	40 Years
Washington, IA	—	320,353	1,254,387	—	320,353	1,254,387	1,574,740	94,081	2023	40 Years
Aurora, IL	—	505,175	1,045,666	—	505,175	1,045,666	1,550,841	51,666	2023	40 Years
Bridgeview, IL	—	1,665,640	—	4,003	1,669,643	—	1,669,643	—	2023
Champaign, IL	—	247,591	968,124	—	247,591	968,124	1,215,715	45,999	2023	40 Years
Chicago, IL	—	501,240	1,100,889	—	501,240	1,100,889	1,602,129	57,235	2023	40 Years
Chicago, IL	—	486,636	1,052,415	421,750	486,636	1,474,165	1,960,801	49,073	2023	40 Years
Chicago, IL	—	771,442	1,503,279	—	771,442	1,503,279	2,274,721	44,915	2023	40 Years
Chicago, IL	—	1,673,732	—	5,487	1,679,219	—	1,679,219	—	2023	40 Years
Creve Coeur, IL	—	210,394	1,591,118	5,174	210,394	1,596,293	1,806,687	46,835	2023	40 Years
Geneva, IL	—	2,610,458	—	—	2,610,458	—	2,610,458	—	2023
Huntley, IL	—	611,482	2,905,566	7,252	611,482	2,912,818	3,524,300	94,991	2023	40 Years
Lisle, IL	—	640,978	1,148,863	—	640,978	1,148,863	1,789,841	60,244	2023	40 Years
Lockport, IL	—	2,824,591	—	—	2,824,591	—	2,824,591	—	2023
Lombard, IL	—	2,946,768	—	265	2,947,033	—	2,947,033	—	2023
Orland Park, IL	—	3,843,576	12,469,586	(126,333)	3,843,576	12,343,252	16,186,828	453,767	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Riverside, IL	—	1,133,763	794,728	—	1,133,763	794,728	1,928,491	29,074	2023	40 Years
Rochelle, IL	—	427,051	1,099,148	—	427,051	1,099,148	1,526,199	52,838	2023	40 Years
Woodridge, IL	—	2,846,291	—	—	2,846,291	—	2,846,291	—	2023
Woodstock, IL	—	799,371	1,361,043	102	799,371	1,361,144	2,160,515	49,241	2023	40 Years
Brookston, IN	—	77,375	1,217,616	—	77,375	1,217,616	1,294,991	65,252	2023	40 Years
Fort Wayne, IN	—	769,226	1,602,780	243	769,226	1,603,024	2,372,250	52,544	2023	40 Years
Greenwood, IN	—	465,241	1,685,402	—	465,241	1,685,402	2,150,643	92,439	2023	40 Years
Greenwood, IN	—	1,419,024	678,671	19,443	1,419,024	698,114	2,117,138	20,011	2023	40 Years
Greenwood, IN	—	909,561	—	14,126	923,687	—	923,687	—	2023
Knox, IN	—	261,831	1,042,120	—	261,831	1,042,120	1,303,951	51,184	2023	40 Years
Kokomo, IN	—	133,015	1,286,615	—	133,015	1,286,615	1,419,630	45,167	2023	40 Years
Muncie, IN	—	293,266	2,258,466	—	293,266	2,258,466	2,551,732	120,452	2023	40 Years
Valparaiso, IN	—	3,372,667	4,043,020	—	3,372,667	4,043,020	7,415,687	138,935	2023	40 Years
Vincennes, IN	—	612,871	6,569,716	—	612,871	6,569,716	7,182,587	313,175	2023	40 Years
Emporia, KS	—	176,561	1,382,256	—	176,561	1,382,256	1,558,817	89,503	2023	40 Years
Emporia, KS	—	122,695	926,287	305	122,695	926,592	1,049,287	54,588	2023	40 Years
Emporia, KS	—	62,320	960,760	—	62,320	960,760	1,023,080	57,762	2023	40 Years
Emporia, KS	—	114,625	1,965,783	—	114,625	1,965,783	2,080,408	95,340	2023	40 Years
Emporia, KS	—	108,807	2,289,291	(2,558)	108,807	2,286,733	2,395,540	111,887	2023	40 Years
Emporia, KS	—	234,462	4,204,694	305	234,462	4,204,999	4,439,461	206,349	2023	40 Years
Hutchinson, KS	—	407,556	4,716,475	10,085	407,556	4,726,560	5,134,116	321,760	2023	40 Years
Kansas City, KS	—	897,693	9,394,357	—	897,693	9,394,357	10,292,050	322,574	2023	40 Years
Olathe, KS	—	5,056,272	16,769,196	—	5,056,272	16,769,196	21,825,468	751,096	2023	40 Years
Salina, KS	—	936,164	4,758,269	40,097	936,164	4,798,366	5,734,530	156,124	2023	40 Years
Wichita, KS	—	421,521	6,354,013	—	421,521	6,354,013	6,775,534	284,593	2023	40 Years
Frankfort, KY	—	2,524,753	2,469,364	—	2,524,753	2,469,364	4,994,117	84,840	2023	40 Years
Irvington, KY	—	152,562	1,064,042	7,982	152,562	1,072,024	1,224,586	32,815	2023	40 Years
Louisville, KY	—	549,357	1,033,316	7,982	549,357	1,041,298	1,590,655	31,066	2023	40 Years
Madisonville, KY	—	85,619	1,253,974	7,982	85,619	1,261,956	1,347,575	37,413	2023	40 Years
Princeton, KY	—	168,644	1,202,504	7,982	168,644	1,210,486	1,379,130	36,592	2023	40 Years
Richmond, KY	—	226,350	1,729,049	—	226,350	1,729,049	1,955,399	102,139	2023	40 Years
Shelbyville, KY	—	1,622,962	4,714,584	—	1,622,962	4,714,584	6,337,546	132,597	2023	40 Years
Basile, LA	—	136,575	1,282,322	(18,702)	136,575	1,263,619	1,400,194	71,834	2023	40 Years
Baton Rouge, LA	—	240,880	743,644	—	240,880	743,644	984,524	33,445	2023	40 Years
Crowley, LA	—	1,058,442	3,005,302	—	1,058,442	3,005,302	4,063,744	103,263	2023	40 Years
Donaldsonville, LA	—	591,985	1,223,694	95,524	591,985	1,319,218	1,911,203	45,680	2023	40 Years
Lake Charles, LA	—	305,882	1,344,712	(80,000)	305,882	1,264,712	1,570,594	55,627	2023	40 Years
Lake Charles, LA	—	1,738,223	6,843,220	—	1,738,223	6,843,220	8,581,443	303,504	2023	40 Years
Lake Charles, LA	—	565,276	1,445,880	266	565,276	1,446,145	2,011,421	58,375	2023	40 Years
Metairie, LA	—	4,284,004	7,310,189	92,784	4,284,004	7,402,973	11,686,977	281,340	2023	40 Years
Opelousas, LA	—	2,183,038	2,933,100	(4,217)	2,183,038	2,928,884	5,111,922	82,401	2023	40 Years
Ponchatoula, LA	—	719,750	959,034	—	719,750	959,034	1,678,784	34,767	2023	40 Years
Zachary, LA	—	3,998,332	2,589,899	—	3,998,332	2,589,899	6,588,231	88,984	2023	40 Years
Centerville, MA	—	1,927,046	2,830,876	389	1,927,046	2,831,264	4,758,310	113,842	2023	40 Years
Framingham, MA	—	11,790,877	13,167,251	—	11,790,877	13,167,251	24,958,128	458,076	2023	40 Years
Baltimore, MD	—	3,958,684	—	—	3,958,684	—	3,958,684	—	2023
Lexington Park, MD	—	2,058,580	2,796,986	—	2,058,580	2,796,986	4,855,566	104,500	2023	40 Years
Silver Springs, MD	—	7,519,250	4,312,715	69,901	7,519,250	4,382,617	11,901,867	135,724	2023	40 Years
Westbrook, ME	—	510,631	1,300,481	20,649	510,631	1,321,131	1,831,762	37,093	2023	40 Years
Battle Creek, MI	—	257,967	930,126	(20,000)	257,967	910,126	1,168,093	58,159	2023	40 Years
Battle Creek, MI	—	164,067	1,124,956	20,017	164,067	1,144,972	1,309,039	33,536	2023	40 Years
Commerce Township, MI	—	677,204	2,146,040	945	677,204	2,146,985	2,824,189	77,310	2023	40 Years
Escanaba, MI	—	910,022	1,977,597	24,600	910,022	2,002,197	2,912,219	102,347	2023	40 Years
Gaylord, MI	—	155,528	1,244,487	—	155,528	1,244,487	1,400,015	63,920	2023	40 Years
Gladwin, MI	—	80,254	1,663,490	5,174	80,254	1,668,664	1,748,918	60,505	2023	40 Years
Grandville, MI	—	1,789,008	6,428,846	—	1,789,008	6,428,846	8,217,854	220,969	2023	40 Years
Holland, MI	—	530,631	885,312	—	530,631	885,312	1,415,943	38,214	2023	40 Years
Midland, MI	—	138,007	1,501,849	163,609	138,007	1,665,458	1,803,465	82,005	2023	40 Years
Monroe, MI	—	187,241	506,925	135,000	187,241	641,925	829,166	22,393	2023	40 Years
Muskegon, MI	—	374,687	3,254,233	(112,989)	374,687	3,141,244	3,515,931	78,204	2023	40 Years
Royal Oak, MI	—	944,796	855,063	3,650	944,796	858,713	1,803,509	36,363	2023	40 Years
Whitmore Lake, MI	—	1,365,345	3,007,861	197,224	1,365,345	3,205,085	4,570,430	156,506	2023	40 Years
Baxter, MN	—	446,629	8,424,170	—	446,629	8,424,170	8,870,799	416,187	2023	40 Years
Coon Rapids, MN	—	2,268,163	3,381,734	25	2,268,163	3,381,759	5,649,922	118,311	2023	40 Years
Eagan, MN	—	894,229	4,057,578	—	894,229	4,057,578	4,951,807	168,968	2023	40 Years
Lakeville, MN	—	2,167,767	3,428,543	25	2,167,767	3,428,568	5,596,335	119,915	2023	40 Years
Maplewood, MN	—	1,228,008	—	14,126	1,242,133	—	1,242,133	—	2023
Oakdale, MN	—	1,999,873	3,372,396	25	1,999,873	3,372,422	5,372,295	118,009	2023	40 Years
Willmar, MN	—	879,088	3,298,249	—	879,088	3,298,249	4,177,337	147,152	2023	40 Years
Willmar, MN	—	563,842	3,466,631	—	563,842	3,466,631	4,030,473	135,534	2023	40 Years
Woodbury, MN	—	2,761,790	3,570,604	25	2,761,790	3,570,629	6,332,419	124,861	2023	40 Years
Aurora, MO	—	1,522,425	5,995,297	—	1,522,425	5,995,297	7,517,722	206,066	2023	40 Years
Gladstone, MO	—	2,593,334	18,004,544	—	2,593,334	18,004,544	20,597,878	806,405	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Jefferson City, MO	—	568,949	5,535,918	—	568,949	5,535,918	6,104,867	247,949	2023	40 Years
Joplin, MO	—	942,416	1,848,833	163	942,416	1,848,996	2,791,412	61,984	2023	40 Years
Mansfield, MO	—	118,819	1,223,028	—	118,819	1,223,028	1,341,847	68,440	2023	40 Years
Springfield, MO	—	2,274,742	5,742,980	—	2,274,742	5,742,980	8,017,722	197,392	2023	40 Years
Springfield, MO	—	38,540	3,140,073	4,392	39,039	3,143,966	3,183,005	81,773	2023	40 Years
St. Louis, MO	—	924,702	1,939,919	35,887	924,702	1,975,806	2,900,508	74,065	2023	40 Years
Unionville, MO	—	69,653	1,213,776	—	69,653	1,213,776	1,283,429	68,931	2023	40 Years
Wentzville, MO	—	670,822	4,857,142	15,523	675,633	4,867,853	5,543,486	155,787	2023	40 Years
Booneville, MS	—	253,319	1,286,243	1,233	253,319	1,287,476	1,540,795	47,748	2023	40 Years
Bruce, MS	—	245,529	1,339,545	1,233	245,529	1,340,779	1,586,308	49,257	2023	40 Years
Ecru, MS	—	518,873	1,189,128	1,233	518,873	1,190,361	1,709,234	44,074	2023	40 Years
Jackson, MS	—	388,057	661,883	—	388,057	661,883	1,049,940	33,003	2023	40 Years
McComb, MS	—	1,685,118	3,619,152	—	1,685,118	3,619,152	5,304,270	124,364	2023	40 Years
Pontotoc, MS	—	137,504	1,212,925	1,233	137,504	1,214,158	1,351,662	44,981	2023	40 Years
Richland, MS	—	532,562	3,029,916	—	532,562	3,029,916	3,562,478	150,184	2023	40 Years
Sledge, MS	—	212,071	1,208,619	1,233	212,071	1,209,852	1,421,923	47,703	2023	40 Years
Thyatira, MS	—	141,335	1,183,130	1,233	141,335	1,184,364	1,325,699	46,900	2023	40 Years
Burlington, NC	—	1,426,614	2,241,537	660	1,426,614	2,242,197	3,668,811	75,705	2023	40 Years
Charlotte, NC	—	712,025	820,195	—	712,025	820,195	1,532,220	41,149	2023	40 Years
Charlotte, NC	—	3,176,091	2,229,215	(1,878)	3,174,213	2,229,215	5,403,428	88,287	2023	40 Years
Charlotte, NC	—	2,577,766	2,289,630	—	2,577,766	2,289,630	4,867,396	92,164	2023	40 Years
Charlotte, NC	—	1,597,777	1,840,583	—	1,597,777	1,840,583	3,438,360	73,323	2023	40 Years
Charlotte, NC	—	1,365,528	2,144,775	—	1,365,528	2,144,775	3,510,303	85,141	2023	40 Years
Charlotte, NC	—	1,848,911	1,335,958	—	1,848,911	1,335,958	3,184,869	53,257	2023	40 Years
Charlotte, NC	—	1,604,085	1,598,677	—	1,604,085	1,598,677	3,202,762	57,735	2023	40 Years
Charlotte, NC	—	1,249,515	1,891,157	—	1,249,515	1,891,157	3,140,672	67,890	2023	40 Years
Charlotte, NC	—	1,052,922	852,414	—	1,052,922	852,414	1,905,336	30,816	2023	40 Years
Charlotte, NC	—	666,753	4,597,681	96,676	666,753	4,694,358	5,361,111	130,616	2023	40 Years
Clemmons, NC	—	1,889,699	9,638,522	63,415	1,889,699	9,701,936	11,591,635	311,886	2023	40 Years
Denver, NC	—	3,259,088	3,327,835	—	3,259,088	3,327,835	6,586,923	114,350	2023	40 Years
Granite Falls, NC	—	561,420	1,388,647	—	561,420	1,388,647	1,950,067	49,283	2023	40 Years
Lexington, NC	—	160,671	1,289,244	—	160,671	1,289,244	1,449,915	56,724	2023	40 Years
Matthews, NC	—	962,409	1,924,570	—	962,409	1,924,570	2,886,979	76,358	2023	40 Years
Mount Airy, NC	—	119,892	1,306,260	—	119,892	1,306,260	1,426,152	57,347	2023	40 Years
Peachland, NC	—	138,576	1,319,115	—	138,576	1,319,115	1,457,691	57,749	2023	40 Years
Pine Hall, NC	—	76,013	1,216,748	—	76,013	1,216,748	1,292,761	53,350	2023	40 Years
Rocky Mount, NC	—	195,852	1,117,316	—	195,852	1,117,316	1,313,168	51,760	2023	40 Years
Statesville, NC	—	366,289	1,203,067	—	366,289	1,203,067	1,569,356	53,587	2023	40 Years
Statesville, NC	—	1,430,555	2,249,392	—	1,430,555	2,249,392	3,679,947	94,505	2023	40 Years
Winterville, NC	—	485,409	2,700,424	307	485,409	2,700,731	3,186,140	105,535	2023	40 Years
Fremont, NE	—	431,520	1,320,260	—	431,520	1,320,260	1,751,780	44,338	2023	40 Years
Tilton, NH	—	183,534	3,832,627	29,977	183,534	3,862,604	4,046,138	113,002	2023	40 Years
Absecon, NJ	—	1,374,061	1,631,228	—	1,374,061	1,631,228	3,005,289	70,749	2023	40 Years
Sicklerville, NJ	—	1,692,765	—	—	1,692,765	—	1,692,765	—	2023
Toms River, NJ	—	3,850,142	3,082,035	—	3,850,142	3,082,035	6,932,177	117,935	2023	40 Years
El Prado, NM	—	2,480,000	3,100,561	—	2,480,000	3,100,561	5,580,561	102,357	2023	40 Years
Albany, NY	—	105,489	815,749	210,000	148,953	982,285	1,131,238	35,463	2023	40 Years
Albion, NY	—	100,313	720,599	200,000	100,313	920,599	1,020,912	26,254	2023	40 Years
Depew, NY	—	721,883	831,547	—	721,883	831,547	1,553,430	40,684	2023	40 Years
Gates, NY	—	532,363	665,024	—	532,363	665,024	1,197,387	20,641	2023	40 Years
Hamburg, NY	—	1,691,131	4,396,424	—	1,691,131	4,396,424	6,087,555	151,083	2023	40 Years
Johnson City, NY	—	174,807	2,072,196	—	174,807	2,072,196	2,247,003	101,538	2023	40 Years
Johnson City, NY	—	9,439,030	—	—	9,439,030	—	9,439,030	—	2023
N Syracuse, NY	—	380,662	2,604,672	—	380,662	2,604,672	2,985,334	128,029	2023	40 Years
Stamford, NY	—	124,923	3,368,082	(642)	124,923	3,367,440	3,492,363	157,443	2023	40 Years
Bucyrus, OH	—	195,999	5,077,644	—	195,999	5,077,644	5,273,643	227,422	2023	40 Years
Defiance, OH	—	541,262	3,571,710	—	541,262	3,571,710	4,112,972	159,969	2023	40 Years
Franklin, OH	—	1,034,113	1,940,797	—	1,034,113	1,940,797	2,974,910	78,327	2023	40 Years
Hilliard, OH	—	769,622	1,426,246	—	769,622	1,426,246	2,195,868	58,384	2023	40 Years
Hillsboro, OH	—	996,059	2,785,718	—	996,059	2,785,718	3,781,777	78,348	2023	40 Years
Lima, OH	—	1,140,068	3,248,907	—	1,140,068	3,248,907	4,388,975	197,280	2023	40 Years
Lima, OH	—	508,542	1,534,969	—	508,542	1,534,969	2,043,511	53,208	2023	40 Years
Monroe, OH	—	245,925	1,496,706	497	245,925	1,497,203	1,743,128	52,480	2023	40 Years
Sharonville, OH	—	1,453,858	4,179,350	24,953	1,453,858	4,204,303	5,658,161	123,252	2023	40 Years
Toledo, OH	—	606,513	2,602,791	163	606,513	2,602,954	3,209,467	87,121	2023	40 Years
Wakeman, OH	—	91,669	1,215,754	—	91,669	1,215,754	1,307,423	62,519	2023	40 Years
Allen, OK	—	62,626	1,225,838	7,407	62,626	1,233,245	1,295,871	40,948	2023	40 Years
Blackwell, OK	—	93,533	1,019,298	29,869	93,533	1,049,166	1,142,699	34,445	2023	40 Years
Broken Arrow, OK	—	2,100,860	5,418,091	—	2,100,860	5,418,091	7,518,951	186,224	2023	40 Years
Chickasha, OK	—	1,130,176	—	—	1,130,176	—	1,130,176	—	2023
Lawton, OK	—	1,924,571	3,356,356	—	1,924,571	3,356,356	5,280,927	112,316	2023	40 Years
Oklahoma, OK	—	2,037,061	3,712,975	31,200	2,037,061	3,744,175	5,781,236	140,984	2023	40 Years
Owasso, OK	—	384,877	1,339,624	—	384,877	1,339,624	1,724,501	55,177	2023	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Pauls Valley, OK	—	195,652	1,561,153	—	195,652	1,561,153	1,756,805	59,283	2023	40 Years
Purcell, OK	—	382,358	1,513,311	—	382,358	1,513,311	1,895,669	57,448	2023	40 Years
Yukon, OK	—	518,955	5,023,556	8,047	518,955	5,031,603	5,550,558	225,645	2023	40 Years
Carlisle, PA	—	1,748,925	2,596,167	195	1,748,925	2,596,362	4,345,287	86,175	2023	40 Years
Chester Springs, PA	—	1,585,049	4,074,926	—	1,585,049	4,074,926	5,659,975	140,230	2023	40 Years
Forks, PA	—	1,045,325	1,385,755	—	1,045,325	1,385,755	2,431,080	47,014	2023	40 Years
Lebanon, PA	—	212,037	1,527,874	(200)	212,037	1,527,674	1,739,711	45,307	2023	40 Years
Mechanicsburg, PA	—	4,005,779	4,735,107	—	4,005,779	4,735,107	8,740,886	227,574	2023	40 Years
New Castle, PA	—	727,785	1,855,089	16,792	727,785	1,871,881	2,599,666	81,545	2023	40 Years
Palmyra, PA	—	422,549	1,613,655	—	422,549	1,613,655	2,036,204	47,682	2023	40 Years
Plymouth Meeting, PA	—	7,087,849	17,423,078	128,500	7,087,849	17,551,577	24,639,426	922,924	2023	40 Years
Bristol, RI	—	4,129,728	9,456,936	—	4,129,728	9,456,936	13,586,664	357,555	2023	40 Years
North Providence, RI	—	7,557,758	—	(415)	7,557,343	—	7,557,343	—	2023
Barnwell, SC	—	760,049	6,362,704	—	760,049	6,362,704	7,122,753	297,597	2023	40 Years
Bennettsville, SC	—	280,266	1,799,382	—	280,266	1,799,382	2,079,648	76,087	2023	40 Years
Effingham, SC	—	57,620	1,360,392	(1,125)	57,620	1,359,267	1,416,887	74,428	2023	40 Years
Fort Mill, SC	—	2,971,923	1,575,674	—	2,971,923	1,575,674	4,547,597	62,611	2023	40 Years
Wagener, SC	—	40,799	1,407,005	—	40,799	1,407,005	1,447,804	48,301	2023	40 Years
Milbank, SD	—	96,069	1,603,473	—	96,069	1,603,473	1,699,542	115,178	2023	40 Years
Redfield, SD	—	239,453	1,313,238	—	239,453	1,313,238	1,552,691	62,225	2023	40 Years
Sioux Falls, SD	—	222,895	1,340,772	—	222,895	1,340,772	1,563,667	54,514	2023	40 Years
Columbia, TN	—	1,005,897	3,490,295	—	1,005,897	3,490,295	4,496,192	114,239	2023	40 Years
Crump, TN	—	49,423	1,051,000	7,982	49,423	1,058,982	1,108,405	32,415	2023	40 Years
Harriman, TN	—	538,425	1,183,084	—	538,425	1,183,084	1,721,509	50,209	2023	40 Years
Johnson City, TN	—	797,083	1,655,340	—	797,083	1,655,340	2,452,423	69,020	2023	40 Years
Lexington, TN	—	69,699	1,034,888	7,982	69,699	1,042,870	1,112,569	31,835	2023	40 Years
Mountain City, TN	—	303,224	1,303,211	—	303,224	1,303,211	1,606,435	63,214	2023	40 Years
Nashville, TN	—	2,510,007	693,564	—	2,510,007	693,564	3,203,571	37,661	2023	40 Years
Spring Hill, TN	—	511,449	2,129,701	7,320	511,449	2,137,021	2,648,470	61,645	2023	40 Years
Austin, TX	—	752,403	271,887	75,000	752,403	346,887	1,099,290	11,521	2023	40 Years
Baytown, TX	—	347,353	3,342,203	—	347,353	3,342,203	3,689,556	171,561	2023	40 Years
Brenham, TX	—	149,300	5,282,327	325,010	149,300	5,607,337	5,756,637	181,648	2023	40 Years
Buna, TX	—	206,332	1,267,829	—	206,332	1,267,829	1,474,161	53,608	2023	40 Years
Crosby, TX	—	2,392,756	3,893,594	—	2,392,756	3,893,594	6,286,350	133,798	2023	40 Years
Eagle Pass, TX	—	275,989	3,545,249	—	275,989	3,545,249	3,821,238	181,399	2023	40 Years
El Paso, TX	—	1,149,820	2,436,863	33,021	1,149,820	2,469,884	3,619,704	95,833	2023	40 Years
Houston, TX	—	2,089,325	4,926,489	—	2,089,325	4,926,489	7,015,814	230,927	2023	40 Years
Houston, TX	—	1,211,812	3,345,728	—	1,211,812	3,345,728	4,557,540	152,639	2023	40 Years
League City, TX	—	1,762,616	5,624,013	—	1,762,616	5,624,013	7,386,629	263,623	2023	40 Years
Longview, TX	—	641,613	2,710,240	—	641,613	2,710,240	3,351,853	121,396	2023	40 Years
Lubbock, TX	—	838,994	3,278,938	—	838,994	3,278,938	4,117,932	154,754	2023	40 Years
Mercedes, TX	—	721,575	1,359,169	—	721,575	1,359,169	2,080,744	46,051	2023	40 Years
Normangee, TX	—	123,404	1,242,768	—	123,404	1,242,768	1,366,172	69,909	2023	40 Years
Pearsall, TX	—	168,396	1,047,514	—	168,396	1,047,514	1,215,910	50,931	2023	40 Years
Richardson, TX	—	5,317,097	5,142,081	101,704	5,317,097	5,243,785	10,560,882	172,582	2023	40 Years
Richardson, TX	—	1,610,028	—	—	1,610,028	—	1,610,028	—	2023
Stafford, TX	—	677,550	729,300	—	677,550	729,300	1,406,850	35,703	2023	40 Years
Temple, TX	—	1,795,552	4,242,556	—	1,795,552	4,242,556	6,038,108	119,321	2023	40 Years
Warren, TX	—	152,485	1,245,867	—	152,485	1,245,867	1,398,352	70,274	2023	40 Years
Danville, VA	—	425,025	948,705	—	425,025	948,705	1,373,730	41,411	2023	40 Years
Fredericksburg, VA	—	1,764,786	—	—	1,764,786	—	1,764,786	—	2023
Midlothian, VA	—	317,313	1,207,183	—	317,313	1,207,183	1,524,496	56,311	2023	40 Years
Portsmouth, VA	—	260,183	1,718,446	—	260,183	1,718,446	1,978,629	94,181	2023	40 Years
Stafford, VA	—	796,500	2,175,477	—	796,500	2,175,477	2,971,977	86,393	2023	40 Years
Puyallup, WA	—	674,340	796,624	—	674,340	796,624	1,470,964	39,432	2023	40 Years
Tacoma, WA	—	749,693	1,002,374	—	749,693	1,002,374	1,752,067	32,188	2023	40 Years
Vancouver, WA	—	663,929	884,896	—	663,929	884,896	1,548,825	43,735	2023	40 Years
Ashwaubenon, WI	—	3,545,375	26,018,158	—	3,545,375	26,018,158	29,563,533	1,165,372	2023	40 Years
Manitowoc, WI	—	547,959	7,964,601	25,500	547,959	7,990,101	8,538,060	422,195	2023	40 Years
Milwaukee, WI	—	3,209,988	—	—	3,209,988	—	3,209,988	—	2023
Onalaska, WI	—	4,908,249	12,193,217	(112,563)	4,908,249	12,080,653	16,988,902	395,643	2023	40 Years
Sparta, WI	—	484,147	1,090,863	—	484,147	1,090,863	1,575,010	39,977	2023	40 Years
Charleston, WV	—	708,781	4,431,128	—	708,781	4,431,128	5,139,909	207,706	2023	40 Years
Pennsboro, WV	—	1,976,641	722,606	—	1,976,641	722,606	2,699,247	31,865	2023	40 Years
Ripley, WV	—	1,257,834	6,166,080	—	1,257,834	6,166,080	7,423,914	289,031	2023	40 Years
Anchorage, AK	—	590,396	1,055,398	—	590,396	1,055,398	1,645,794	11,409	2024	40 Years
Eagle River, AK	—	1,938,342	1,564,199	—	1,938,342	1,564,199	3,502,541	5,344	2024	40 Years
Huntsville, AL	—	14,102,607	—	—	14,102,607	—	14,102,607	—	2024
Pelham, AL	—	1,766,992	—	—	1,766,992	—	1,766,992	—	2024
Sheffield, AL	—	105,628	809,470	—	105,628	809,470	915,098	30,804	2024	40 Years
Stevenson, AL	—	984,239	5,506,861	—	984,239	5,506,861	6,491,100	5,736	2024	40 Years
Bentonville, AR	—	1,905,988	2,975,629	—	1,905,988	2,975,629	4,881,617	21,666	2024	40 Years
Blytheville, AR	—	436,902	627,850	—	436,902	627,850	1,064,752	7,530	2024	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Mountain Home, AR	—	391,251	499,232	—	391,251	499,232	890,483	7,330	2024	40 Years
Glendale, AZ	—	1,325,789	6,057,654	—	1,325,789	6,057,654	7,383,443	7,277	2024	40 Years
Yuma, AZ	—	789,592	3,138,700	—	789,592	3,138,700	3,928,292	39,952	2024	40 Years
Yuma, AZ	—	659,804	2,797,787	—	659,804	2,797,787	3,457,591	36,113	2024	40 Years
Chico, CA	—	1,158,175	4,667,256	—	1,158,175	4,667,256	5,825,431	71,808	2024	40 Years
Chula Vista, CA	—	5,149,588	3,738,795	—	5,149,588	3,738,795	8,888,383	23,246	2024	40 Years
Orangevale, CA	—	7,841,606	—	—	7,841,606	—	7,841,606	—	2024
Sacramento, CA	—	2,155,712	—	—	2,155,712	—	2,155,712	—	2024
Turlock, CA	—	416,436	9,832,868	—	416,436	9,832,868	10,249,304	267,655	2024	40 Years
Victorville, CA	—	282,910	3,636,345	—	282,910	3,636,345	3,919,255	52,938	2024	40 Years
Milford, CT	—	—	2,726,144	—	—	2,726,144	2,726,144	12,720	2024	9 Years
Arcadia, FL	—	116,505	2,842,091	—	116,505	2,842,091	2,958,596	3,871	2024	40 Years
Daytona Beach, FL	—	613,617	326,055	—	613,617	326,055	939,672	6,260	2024	40 Years
New Port Richey, FL	—	1,778,053	3,162,433	—	1,778,053	3,162,433	4,940,486	65,403	2024	40 Years
Odessa, FL	—	1,071,918	2,297,864	—	1,071,918	2,297,864	3,369,782	2,394	2024	40 Years
Vero Beach, FL	—	1,863,355	2,368,706	—	1,863,355	2,368,706	4,232,061	2,901	2024	40 Years
Americus, GA	—	421,836	503,390	—	421,836	503,390	925,226	7,305	2024	40 Years
Atlanta, GA	—	4,864,819	14,230,647	—	4,864,819	14,230,647	19,095,466	237,098	2024	40 Years
Cumming, GA	—	6,084,986	9,253,500	—	6,084,986	9,253,500	15,338,486	177,567	2024	40 Years
Hinesville, GA	—	535,138	2,628,402	—	535,138	2,628,402	3,163,540	24,309	2024	40 Years
Macon, GA	—	293,319	2,421,318	—	293,319	2,421,318	2,714,637	9,051	2024	40 Years
McDonough, GA	—	343,936	3,294,049	—	343,936	3,294,049	3,637,985	65,188	2024	40 Years
Peachtree City, GA	—	728,296	3,049,518	—	728,296	3,049,518	3,777,814	3,177	2024	40 Years
Swainsboro, GA	—	324,536	523,910	—	324,536	523,910	848,446	7,647	2024	40 Years
Hilo, HI	—	—	5,337,026	—	—	5,337,026	5,337,026	8,099	2024	28 Years
Ankeny, IA	—	416,595	539,945	—	416,595	539,945	956,540	3,906	2024	40 Years
Cedar Falls, IA	—	225,408	941,115	—	225,408	941,115	1,166,523	7,612	2024	40 Years
Cedar Rapids, IA	—	621,552	1,675,565	—	621,552	1,675,565	2,297,117	56,740	2024	40 Years
DeWitt, IA	—	381,428	764,564	—	381,428	764,564	1,145,992	2,932	2024	40 Years
Dyersville, IA	—	195,230	512,432	—	195,230	512,432	707,662	1,878	2024	40 Years
Fairfield, IA	—	167,794	945,847	—	167,794	945,847	1,113,641	4,027	2024	40 Years
Forest City, IA	—	70,675	785,426	—	70,675	785,426	856,101	2,843	2024	40 Years
Le Mars, IA	—	427,661	500,453	—	427,661	500,453	928,114	7,321	2024	40 Years
Pleasant Hill, IA	—	308,438	152,630	—	308,438	152,630	461,068	1,082	2024	40 Years
Tama, IA	—	6,735	668,391	—	6,735	668,391	675,126	8,144	2024	40 Years
Wayland, IA	—	111,763	943,257	—	111,763	943,257	1,055,020	15,295	2024	40 Years
Rexburg, ID	—	400,999	978,935	—	400,999	978,935	1,379,934	23,059	2024	40 Years
Bolingbrook, IL	—	3,104,988	—	—	3,104,988	—	3,104,988	—	2024
Chicago, IL	—	3,198,731	4,313,950	—	3,198,731	4,313,950	7,512,681	3,765	2024	40 Years
Chicago, IL	—	870,636	1,215,353	—	870,636	1,215,353	2,085,989	17,511	2024	40 Years
Chicago, IL	—	1,072,761	2,088,630	—	1,072,761	2,088,630	3,161,391	15,228	2024	40 Years
Du Quoin, IL	—	251,782	517,274	—	251,782	517,274	769,056	6,756	2024	40 Years
Fairview Heights, IL	—	877,414	1,522,760	—	877,414	1,522,760	2,400,174	18,571	2024	40 Years
Jacksonville, IL	—	212,380	622,128	—	212,380	622,128	834,508	7,874	2024	40 Years
Joliet, IL	—	746,389	1,454,950	—	746,389	1,454,950	2,201,339	36,892	2024	40 Years
Joliet, IL	—	2,860,432	6,283,189	—	2,860,432	6,283,189	9,143,621	149,728	2024	40 Years
Litchfield, IL	—	455,885	1,920,059	—	455,885	1,920,059	2,375,944	15,178	2024	40 Years
Moline, IL	—	587,714	393,614	—	587,714	393,614	981,328	5,589	2024	40 Years
Oak Park, IL	—	791,126	1,096,448	—	791,126	1,096,448	1,887,574	17,281	2024	40 Years
Paris, IL	—	402,378	1,523,447	—	402,378	1,523,447	1,925,825	29,776	2024	40 Years
Richmond, IL	—	123,434	1,059,129	—	123,434	1,059,129	1,182,563	3,732	2024	40 Years
West Frankfort, IL	—	318,924	1,929,059	—	318,924	1,929,059	2,247,983	12,045	2024	40 Years
Zion, IL	—	71,571	1,409,759	—	71,571	1,409,759	1,481,330	5,168	2024	40 Years
Brazil, IN	—	845,461	1,639,379	—	845,461	1,639,379	2,484,840	38,742	2024	40 Years
Bremen, IN	—	241,110	837,395	—	241,110	837,395	1,078,505	3,096	2024	40 Years
Carmel, IN	—	514,292	1,281,164	—	514,292	1,281,164	1,795,456	27,824	2024	40 Years
Elkhart, IN	—	236,928	893,551	—	236,928	893,551	1,130,479	3,429	2024	40 Years
Fort Wayne, IN	—	183,711	1,788,923	—	183,711	1,788,923	1,972,634	23,425	2024	40 Years
Goshen, IN	—	191,132	1,867,157	—	191,132	1,867,157	2,058,289	7,659	2024	40 Years
Greenfield, IN	—	1,802,400	1,754,831	—	1,802,400	1,754,831	3,557,231	2,177	2024	40 Years
Hammond, IN	—	1,251,503	4,256,350	—	1,251,503	4,256,350	5,507,853	126,827	2024	40 Years
Hammond, IN	—	216,686	2,321,106	—	216,686	2,321,106	2,537,792	34,538	2024	40 Years
Hobart, IN	—	375,179	4,802,423	—	375,179	4,802,423	5,177,602	6,784	2024	40 Years
Kendallville, IN	—	323,895	879,601	—	323,895	879,601	1,203,496	3,242	2024	40 Years
LaGrange, IN	—	244,897	659,821	—	244,897	659,821	904,718	2,371	2024	40 Years
Ligonier, IN	—	265,792	794,789	—	265,792	794,789	1,060,581	2,946	2024	40 Years
Lowell, IN	—	1,107,659	6,118,016	—	1,107,659	6,118,016	7,225,675	6,373	2024	40 Years
Middlebury, IN	—	326,272	973,713	—	326,272	973,713	1,299,985	3,494	2024	40 Years
Milford, IN	—	111,351	738,568	—	111,351	738,568	849,919	2,619	2024	40 Years
Nappanee, IN	—	118,165	1,207,539	—	118,165	1,207,539	1,325,704	4,535	2024	40 Years
South Bend, IN	—	201,159	1,130,679	—	201,159	1,130,679	1,331,838	15,636	2024	40 Years
South Bend, IN	—	647,211	2,158,675	—	647,211	2,158,675	2,805,886	8,445	2024	40 Years
Wakarusa, IN	—	198,784	765,299	—	198,784	765,299	964,083	2,871	2024	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

opop

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Warsaw, IN	—	321,329	1,649,667	—	321,329	1,649,667	1,970,996	6,555	2024	40 Years
Hutchinson, KS	—	540,884	852,716	—	540,884	852,716	1,393,600	5,547	2024	40 Years
Leavenworth, KS	—	312,017	4,842,851	—	312,017	4,842,851	5,154,868	112,356	2024	40 Years
Shawnee, KS	—	1,766,228	1,413,113	—	1,766,228	1,413,113	3,179,341	1,749	2024	40 Years
Ashland, KY	—	328,385	1,446,773	—	328,385	1,446,773	1,775,158	77,357	2024	40 Years
Earlington, KY	—	39,334	1,036,754	—	39,334	1,036,754	1,076,088	6,728	2024	40 Years
Hopkinsville, KY	—	68,365	1,436,484	—	68,365	1,436,484	1,504,849	15,929	2024	40 Years
Mayfield, KY	—	107,830	1,375,261	—	107,830	1,375,261	1,483,091	15,373	2024	40 Years
Mayfield, KY	—	81,346	626,644	—	81,346	626,644	707,990	7,896	2024	40 Years
Salem, KY	—	88,009	1,613,547	—	88,009	1,613,547	1,701,556	14,048	2024	40 Years
Springfield, KY	—	58,993	1,547,557	—	58,993	1,547,557	1,606,550	17,449	2024	40 Years
Alexandria, LA	—	189,623	1,466,107	—	189,623	1,466,107	1,655,730	2,190	2024	40 Years
Baton Rouge, LA	—	138,737	1,839,223	—	138,737	1,839,223	1,977,960	23,857	2024	40 Years
Gray, LA	—	378,725	2,016,132	—	378,725	2,016,132	2,394,857	3,164	2024	40 Years
Lafayette, LA	—	1,476,389	1,433,203	—	1,476,389	1,433,203	2,909,592	10,420	2024	40 Years
Shreveport, LA	—	572,661	644,205	—	572,661	644,205	1,216,866	4,666	2024	40 Years
Walker, LA	—	211,804	1,216,773	—	211,804	1,216,773	1,428,577	8,841	2024	40 Years
Westlake, LA	—	557,661	1,367,730	—	557,661	1,367,730	1,925,391	27,898	2024	40 Years
Orange, MA	—	781,466	2,901,372	—	781,466	2,901,372	3,682,838	12,706	2024	40 Years
Columbia, MD	—	2,429,481	4,500,023	—	2,429,481	4,500,023	6,929,504	35,083	2024	40 Years
Pocomoke City, MD	—	116,633	570,066	—	116,633	570,066	686,699	18,319	2024	40 Years
Salisbury, MD	—	345,702	2,146,998	—	345,702	2,146,998	2,492,700	64,891	2024	40 Years
Lewiston, ME	—	344,728	3,072,212	—	344,728	3,072,212	3,416,940	83,355	2024	40 Years
Battle Creek, MI	—	329,808	1,239,183	—	329,808	1,239,183	1,568,991	9,005	2024	40 Years
Bellaire, MI	—	1,587,267	5,323,406	—	1,587,267	5,323,406	6,910,673	5,545	2024	40 Years
Bloomfield Hills, MI	—	235,541	5,066,722	—	235,541	5,066,722	5,302,263	79,139	2024	40 Years
Brimley, MI	—	40,687	1,120,112	—	40,687	1,120,112	1,160,799	4,246	2024	40 Years
Cadillac, MI	—	161,430	760,560	—	161,430	760,560	921,990	5,515	2024	40 Years
Cedarville, MI	—	275,836	544,966	—	275,836	544,966	820,802	2,013	2024	40 Years
Eaton Rapids, MI	—	295,914	768,849	—	295,914	768,849	1,064,763	3,011	2024	40 Years
Fenton, MI	—	517,264	1,601,194	—	517,264	1,601,194	2,118,458	1,999	2024	40 Years
Greenville, MI	—	423,021	846,529	—	423,021	846,529	1,269,550	3,127	2024	40 Years
Ionia, MI	—	133,711	947,897	—	133,711	947,897	1,081,608	3,386	2024	40 Years
Kalamazoo, MI	—	104,633	1,691,430	—	104,633	1,691,430	1,796,063	6,587	2024	40 Years
Kentwood, MI	—	317,588	2,735,642	—	317,588	2,735,642	3,053,230	82,463	2024	40 Years
Kincheloe, MI	—	654,557	434,282	—	654,557	434,282	1,088,839	1,936	2024	40 Years
Lansing, MI	—	325,141	941,703	—	325,141	941,703	1,266,844	3,532	2024	40 Years
Manistique, MI	—	209,745	826,249	—	209,745	826,249	1,035,994	3,057	2024	40 Years
Marlette, MI	—	1,612,150	5,267,900	—	1,612,150	5,267,900	6,880,050	5,487	2024	40 Years
Mason, MI	—	251,517	776,363	—	251,517	776,363	1,027,880	2,955	2024	40 Years
Munising, MI	—	60,065	1,277,721	—	60,065	1,277,721	1,337,786	4,707	2024	40 Years
Newberry, MI	—	51,357	1,050,848	—	51,357	1,050,848	1,102,205	3,770	2024	40 Years
Novi, MI	—	555,068	3,683,216	—	555,068	3,683,216	4,238,284	57,522	2024	40 Years
Petoskey, MI	—	532,259	1,483,897	—	532,259	1,483,897	2,016,156	5,700	2024	40 Years
Pickford, MI	—	251,624	1,318,787	—	251,624	1,318,787	1,570,411	4,922	2024	40 Years
Saginaw, MI	—	789,659	3,963,547	—	789,659	3,963,547	4,753,206	61,902	2024	40 Years
Sault Ste Marie, MI	—	69,645	1,934,267	—	69,645	1,934,267	2,003,912	7,247	2024	40 Years
Southfield, MI	—	1,971,680	5,766,169	—	1,971,680	5,766,169	7,737,849	133,983	2024	40 Years
St. Ignace, MI	—	369,410	611,199	—	369,410	611,199	980,609	2,356	2024	40 Years
Stanton, MI	—	407,598	1,513,445	—	407,598	1,513,445	1,921,043	5,938	2024	40 Years
Traverse City, MI	—	771,369	5,670,131	—	771,369	5,670,131	6,441,500	5,365	2024	40 Years
Utica, MI	—	422,324	651,661	—	422,324	651,661	1,073,985	4,721	2024	40 Years
Waterford Twp, MI	—	1,801,280	2,219,815	—	1,801,280	2,219,815	4,021,095	2,586	2024	40 Years
Alexandria, MN	—	1,440,063	892,267	—	1,440,063	892,267	2,332,330	23,452	2024	40 Years
Cambridge, MN	—	162,630	1,667,492	—	162,630	1,667,492	1,830,122	2,466	2024	40 Years
Lake City, MN	—	376,941	696,798	—	376,941	696,798	1,073,739	2,602	2024	40 Years
Maplewood, MN	—	530,246	1,077,458	—	530,246	1,077,458	1,607,704	4,740	2024	40 Years
Melrose, MN	—	382,216	697,463	—	382,216	697,463	1,079,679	2,941	2024	40 Years
Minneapolis, MN	—	2,940,474	3,059,604	—	2,940,474	3,059,604	6,000,078	54,119	2024	40 Years
Moorhead, MN	—	641,170	1,184,931	—	641,170	1,184,931	1,826,101	9,536	2024	40 Years
West St Paul, MN	—	706,082	3,482,362	—	706,082	3,482,362	4,188,444	25,361	2024	40 Years
Woodbury, MN	—	1,632,889	3,963,876	—	1,632,889	3,963,876	5,596,765	37,475	2024	40 Years
Blue Springs, MO	—	303,798	3,716,321	—	303,798	3,716,321	4,020,119	27,098	2024	40 Years
Cape Girardeau, MO	—	604,100	7,159,047	—	604,100	7,159,047	7,763,147	192,577	2024	40 Years
Jefferson City, MO	—	1,404,591	2,312,071	—	1,404,591	2,312,071	3,716,662	21,625	2024	40 Years
Poplar Bluff, MO	—	454,138	1,299,861	—	454,138	1,299,861	1,753,999	1,353	2024	40 Years
Sikeston, MO	—	1,614,039	135,159	—	1,614,039	135,159	1,749,198	141	2024	40 Years
St Louis, MO	—	2,170,811	8,317,067	—	2,170,811	8,317,067	10,487,878	226,206	2024	40 Years
Columbus, MS	—	51,220	1,365,854	—	51,220	1,365,854	1,417,074	28,930	2024	40 Years
Fulton, MS	—	1,431,563	5,423,669	—	1,431,563	5,423,669	6,855,232	5,650	2024	40 Years
Meridian, MS	—	—	4,776,831	—	—	4,776,831	4,776,831	113,099	2024	40 Years
Natchez, MS	—	482,589	359,016	—	482,589	359,016	841,605	4,624	2024	40 Years
Pascagoula, MS	—	651,009	9,115,674	—	651,009	9,115,674	9,766,683	14,470	2024	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Petal, MS	—	299,040	701,628	—	299,040	701,628	1,000,668	30,632	2024	40 Years
Quitman, MS	—	177,951	1,272,813	—	177,951	1,272,813	1,450,764	23,678	2024	40 Years
Ridgeland, MS	—	829,459	—	—	829,459	—	829,459	—	2024
Tupelo, MS	—	2,219,712	6,705,712	—	2,219,712	6,705,712	8,925,424	127,995	2024	40 Years
West Point, MS	—	347,406	549,923	—	347,406	549,923	897,329	7,887	2024	40 Years
Kalispell, MT	—	832,637	1,296,411	—	832,637	1,296,411	2,129,048	2,673	2024	40 Years
Cooleemee, NC	—	87,294	1,363,970	—	87,294	1,363,970	1,451,264	24,710	2024	40 Years
Fayetteville, NC	—	1,335,479	4,812,444	—	1,335,479	4,812,444	6,147,923	5,929	2024	40 Years
Goldsboro, NC	—	406,338	1,834,984	—	406,338	1,834,984	2,241,322	2,192	2024	40 Years
Greensboro, NC	—	697,483	1,397,824	—	697,483	1,397,824	2,095,307	23,516	2024	40 Years
Hamptonville, NC	—	91,798	1,366,558	—	91,798	1,366,558	1,458,356	25,164	2024	40 Years
Kernersville, NC	—	1,185,259	1,236,975	—	1,185,259	1,236,975	2,422,234	8,989	2024	40 Years
Laurinburg, NC	—	200,683	5,661,555	—	200,683	5,661,555	5,862,238	34,124	2024	40 Years
Minot, ND	—	492,488	3,103,113	—	492,488	3,103,113	3,595,601	98,298	2024	40 Years
Williston, ND	—	825,536	4,363,645	—	825,536	4,363,645	5,189,181	57,351	2024	40 Years
Grand Island, NE	—	548,899	1,220,608	—	548,899	1,220,608	1,769,507	29,604	2024	40 Years
Grand Island, NE	—	366,718	831,152	—	366,718	831,152	1,197,870	20,120	2024	40 Years
Kearney, NE	—	677,938	1,844,640	—	677,938	1,844,640	2,522,578	35,006	2024	40 Years
Kearney, NE	—	390,570	825,280	—	390,570	825,280	1,215,850	16,082	2024	40 Years
Lincoln, NE	—	1,806,810	—	—	1,806,810	—	1,806,810	—	2024
North Platte, NE	—	370,952	1,211,472	—	370,952	1,211,472	1,582,424	20,309	2024	40 Years
Claremont, NH	—	256,504	579,391	—	256,504	579,391	835,895	2,220	2024	40 Years
Livingston, NJ	—	3,225,586	—	—	3,225,586	—	3,225,586	—	2024
Farmington, NM	—	442,533	2,351,713	—	442,533	2,351,713	2,794,246	50,694	2024	40 Years
Farmington, NM	—	1,643,734	2,101,039	—	1,643,734	2,101,039	3,744,773	48,419	2024	40 Years
Taos, NM	—	—	1,189,326	—	—	1,189,326	1,189,326	12,964	2024	40 Years
Sparks, NV	—	557,112	2,865,204	—	557,112	2,865,204	3,422,316	53,511	2024	40 Years
Buffalo, NY	—	579,321	2,055,891	—	579,321	2,055,891	2,635,212	11,933	2024	40 Years
Elmsford, NY	—	18,756,680	7,014,167	—	18,756,680	7,014,167	25,770,847	94,710	2024	40 Years
Fayetteville, NY	—	1,252,734	9,647,063	—	1,252,734	9,647,063	10,899,797	13,182	2024	40 Years
Horseheads, NY	—	189,248	1,339,898	—	189,248	1,339,898	1,529,146	50,100	2024	40 Years
Jamestown, NY	—	826,240	935,394	—	826,240	935,394	1,761,634	6,790	2024	40 Years
Kingston, NY	—	5,555,770	7,572,515	—	5,555,770	7,572,515	13,128,285	103,122	2024	40 Years
Kingston, NY	—	7,891,022	13,097,295	—	7,891,022	13,097,295	20,988,317	142,752	2024	40 Years
Olean, NY	—	1,408,590	4,475,991	—	1,408,590	4,475,991	5,884,581	78,863	2024	40 Years
Watertown, NY	—	80,829	1,222,553	—	80,829	1,222,553	1,303,382	42,323	2024	40 Years
Webster, NY	—	170,265	1,370,200	—	170,265	1,370,200	1,540,465	41,445	2024	40 Years
Akron, OH	—	70,721	1,156,361	—	70,721	1,156,361	1,227,082	1,557	2024	40 Years
Bedford, OH	—	451,032	2,065,118	—	451,032	2,065,118	2,516,150	43,118	2024	40 Years
Cincinnati, OH	—	2,508,461	3,590,847	—	2,508,461	3,590,847	6,099,308	67,216	2024	40 Years
Cincinnati, OH	—	860,643	670,526	—	860,643	670,526	1,531,169	9,757	2024	40 Years
Georgetown, OH	—	88,505	1,212,447	—	88,505	1,212,447	1,300,952	4,815	2024	40 Years
Huber Heights, OH	—	676,331	1,200,628	—	676,331	1,200,628	1,876,959	9,882	2024	40 Years
Middletown, OH	—	359,749	701,457	—	359,749	701,457	1,061,206	18,979	2024	40 Years
Parma, OH	—	286,213	1,650,847	—	286,213	1,650,847	1,937,060	3,116	2024	40 Years
Springfield, OH	—	2,194,134	13,133,674	—	2,194,134	13,133,674	15,327,808	281,492	2024	40 Years
Toledo, OH	—	180,652	2,204,475	—	180,652	2,204,475	2,385,127	18,965	2024	40 Years
Broken Arrow, OK	—	744,743	4,256,010	—	744,743	4,256,010	5,000,753	55,000	2024	40 Years
Portland, OR	—	4,934,383	—	—	4,934,383	—	4,934,383	—	2024
Beaver Springs, PA	—	616,350	1,203,372	—	616,350	1,203,372	1,819,722	1,254	2024	40 Years
Beavertown, PA	—	388,484	1,196,385	—	388,484	1,196,385	1,584,869	1,244	2024	40 Years
Bulger, PA	—	90,519	1,190,111	—	90,519	1,190,111	1,280,630	18,673	2024	40 Years
Falls Creek, PA	—	48,281	1,036,445	—	48,281	1,036,445	1,084,726	16,536	2024	40 Years
Finleyville, PA	—	3,493,935	3,192,270	—	3,493,935	3,192,270	6,686,205	92,178	2024	40 Years
Johnstown, PA	—	187,286	1,481,256	—	187,286	1,481,256	1,668,542	10,770	2024	40 Years
Monongahela, PA	—	1,407,800	4,729,705	—	1,407,800	4,729,705	6,137,505	124,677	2024	40 Years
Nanty Glo, PA	—	435,352	1,527,370	—	435,352	1,527,370	1,962,722	11,106	2024	40 Years
Oil City, PA	—	642,839	1,717,658	—	642,839	1,717,658	2,360,497	29,786	2024	40 Years
Pittsburgh, PA	—	1,801,130	2,022,527	—	1,801,130	2,022,527	3,823,657	6,585	2024	40 Years
South Fork, PA	—	810,999	996,243	—	810,999	996,243	1,807,242	7,233	2024	40 Years
Whitehall, PA	—	3,662,381	5,489,156	—	3,662,381	5,489,156	9,151,537	7,182	2024	40 Years
Kingstown, RI	—	382,672	692,215	—	382,672	692,215	1,074,887	24,339	2024	40 Years
Warwick, RI	—	390,483	2,577,950	—	390,483	2,577,950	2,968,433	45,947	2024	40 Years
Anderson, SC	—	1,088,113	2,642,701	—	1,088,113	2,642,701	3,730,814	3,565	2024	40 Years
Anderson, SC	—	5,777,850	9,986,972	—	5,777,850	9,986,972	15,764,822	97,496	2024	40 Years
Cheraw, SC	—	79,014	926,382	—	79,014	926,382	1,005,396	15,578	2024	40 Years
Clover, SC	—	325,211	4,000,888	—	325,211	4,000,888	4,326,099	49,962	2024	40 Years
Columbia, SC	—	324,139	1,488,508	—	324,139	1,488,508	1,812,647	26,411	2024	40 Years
Columbia, SC	—	390,199	1,324,390	—	390,199	1,324,390	1,714,589	23,751	2024	40 Years
Gaffney, SC	—	227,580	2,334,357	—	227,580	2,334,357	2,561,937	68,434	2024	40 Years
Irmo, SC	—	318,326	1,444,288	—	318,326	1,444,288	1,762,614	25,284	2024	40 Years
Lexington, SC	—	392,728	1,370,227	—	392,728	1,370,227	1,762,955	25,147	2024	40 Years
Spartanburg, SC	—	1,180,322	4,627,581	—	1,180,322	4,627,581	5,807,903	6,341	2024	40 Years

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
										Life on
										Which
										Depreciation in
										Latest
				Costs	Gross Amount at Which Carried at					Income
		Initial Cost		Capitalized		Close of Period				Statement is
			Building and	Subsequent to		Building and		Accumulated	Date of	Computed
Description	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquisition	(in years)
Aberdeen, SD	—	259,565	2,456,123	—	259,565	2,456,123	2,715,688	58,528	2024	40 Years
Vermillion, SD	—	42,372	1,396,986	—	42,372	1,396,986	1,439,358	28,293	2024	40 Years
Goodlettsville, TN	—	344,277	1,310,123	—	344,277	1,310,123	1,654,400	1,711	2024	40 Years
Jackson, TN	—	1,050,792	3,516,114	—	1,050,792	3,516,114	4,566,906	16,915	2024	40 Years
Kimball, TN	—	327,821	569,020	—	327,821	569,020	896,841	6,652	2024	40 Years
Kingsport, TN	—	678,773	2,048,795	—	678,773	2,048,794	2,727,567	9,137	2024	40 Years
Lebanon, TN	—	1,491,498	1,529,203	—	1,491,498	1,529,202	3,020,700	11,120	2024	40 Years
Madison, TN	—	2,128,617	5,166,201	—	2,128,617	5,166,200	7,294,817	61,799	2024	40 Years
Sneedville, TN	—	147,312	607,115	—	147,312	607,114	754,426	26,088	2024	40 Years
Amarillo, TX	—	208,345	1,254,699	—	208,345	1,254,698	1,463,043	32,056	2024	40 Years
El Paso, TX	—	818,416	6,716,857	—	818,416	6,716,856	7,535,272	10,853	2024	40 Years
Fort Worth, TX	—	503,349	2,267,774	—	503,349	2,267,773	2,771,122	57,583	2024	40 Years
Gilmer, TX	—	353,373	1,346,564	—	353,373	1,346,563	1,699,936	1,581	2024	40 Years
Italy, TX	—	544,639	996,266	—	544,639	996,265	1,540,904	1,167	2024	40 Years
Keller, TX	—	2,321,790	1,460,499	—	2,321,790	1,460,498	3,782,288	41,300	2024	40 Years
Kerrville, TX	—	525,216	2,145,929	—	525,216	2,145,928	2,671,144	29,177	2024	40 Years
Pleasanton, TX	—	477,621	692,622	—	477,621	692,621	1,170,242	5,886	2024	40 Years
Wichita Falls, TX	—	842,454	1,008,239	—	842,454	1,008,238	1,850,692	7,321	2024	40 Years
Norfolk, VA	—	1,458,627	4,676,273	—	1,458,626	4,676,272	6,134,898	222,364	2024	40 Years
Bremerton, WA	—	145,137	698,122	—	145,136	698,121	843,257	5,060	2024	40 Years
Spokane, WA	—	518,527	826,371	—	518,526	826,370	1,344,896	5,995	2024	40 Years
Ashwaubenon, WI	—	686,375	4,176,772	—	686,375	4,176,771	4,863,146	71,679	2024	40 Years
Dodgeville, WI	—	347,510	577,722	—	347,510	577,721	925,231	2,219	2024	40 Years
Eau Claire, WI	—	305,174	1,169,159	—	305,174	1,169,158	1,474,332	1,397	2024	40 Years
Kenosha, WI	—	455,896	1,514,961	—	455,896	1,514,960	1,970,856	11,016	2024	40 Years
Manitowoc, WI	—	167,265	1,213,009	—	167,265	1,213,009	1,380,274	4,558	2024	40 Years
Mercer, WI	—	149,710	742,254	—	149,710	742,254	891,964	11,199	2024	40 Years
Minocqua, WI	—	201,782	862,019	—	201,782	862,019	1,063,801	3,195	2024	40 Years
Oshkosh, WI	—	284,264	2,614,697	—	284,264	2,614,697	2,898,961	29,737	2024	40 Years
Plymouth, WI	—	284,798	652,272	—	284,798	652,272	937,070	2,481	2024	40 Years
Rhinelander, WI	—	346,549	779,266	—	346,549	779,266	1,125,815	3,055	2024	40 Years
Sheboygan, WI	—	372,774	1,260,049	—	372,774	1,260,049	1,632,823	4,776	2024	40 Years
Stevens Point, WI	—	254,702	2,681,117	—	254,702	2,681,117	2,935,819	13,856	2024	40 Years
Weston, WI	—	324,348	1,191,688	—	324,348	1,191,688	1,516,036	17,791	2024	40 Years
Beckley, WV	—	250,063	1,586,788	—	250,063	1,586,788	1,836,851	28,306	2024	40 Years

Subtotal	43,904,041	2,501,883,370	5,310,313,716	87,802,407	2,510,850,543	5,389,148,941	7,899,999,484	563,582,946
Property Under Development
Various	—	—	55,806,438			55,806,438	55,806,438	—

Corporate Headquarters - Royal Oak, MI	—	3,316,619	23,293,900	121,267	3,316,619	23,415,167	26,731,786	846,336	2023	40 Years

Total	$43,904,041	$2,505,199,989	$5,389,414,054	$87,923,674	$2,514,167,162	$5,468,370,546	$7,982,537,708	$564,429,282

Article I.1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2022 to December 31, 2024.

	2024	2023	2022
Balance at January 1	$7,177,278,178	$6,062,209,367	$4,605,458,035
Construction, acquisition and other costs	893,310,268	1,135,848,799	1,499,979,100
Impairment charge	(8,852,732)	(9,555,945)	(1,165,524)
Disposition of real estate	(79,198,006)	(11,224,043)	(42,062,244)
Balance at December 31	$7,982,537,708	$7,177,278,178	$6,062,209,367

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2024

Article II.2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2022 to December 31, 2024.

	2024	2023	2022
Balance at January 1	$433,957,769	$321,141,833	$233,861,792
Current year depreciation expense	138,426,235	115,969,605	88,892,382
Impairment charge	(1,607,706)	(2,425,088)	(150,523)
Disposition of real estate	(6,347,016)	(728,581)	(1,461,818)
Balance at December 31	$564,429,282	$433,957,769	$321,141,833

Article III.3. Tax Basis – (Unaudited)

The aggregate cost of our real estate assets for federal income tax purposes is approximately $9.11 billion at December 31, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGREE REALTY CORPORATION

1
By:	/s/ Joel N. Agree	Date: February 11, 2025
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

By:	/s/ Richard Agree	Date: February 11, 2025
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 11, 2025
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter Coughenour	Date: February 11, 2025
Peter Coughenour
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Stephen Breslin	Date: February 11, 2025
Stephen Breslin
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Karen Dearing	Date: February 11, 2025
Karen Dearing
Director

By:	/s/ Merrie S. Frankel	Date: February 11, 2025
Merrie S. Frankel
Director

By:	/s/ Mike Hollman	Date: February 11, 2025
Mike Hollman
Director

By:	/s/ Michael Judlowe	Date: February 11, 2025
Michael Judlowe
Director

By:	/s/ Linglong He	Date: February 11, 2025
Linglong He
Director

By:	/s/ Greg Lehmkuhl	Date: February 11, 2025
Greg Lehmkuhl
Director

By:	/s/ John Rakolta	Date: February 11, 2025
John Rakolta
Director

By:	/s/ Jerome Rossi	Date: February 11, 2025
Jerome Rossi
Director