Form 10-Q
period 2025-03-31
AGREE REALTY CORP
filed 2025-04-22
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025, or

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

As of April 21, 2025, the Registrant had 110,018,548 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate investments
Land	$2,599,164	$2,514,167
Buildings	5,648,162	5,412,564
Less accumulated depreciation	(601,088)	(564,429)
	7,646,238	7,362,302
Property under development	50,294	55,806
Net real estate investments	7,696,532	7,418,108

Real estate held for sale, net	1,278	—
Cash and cash equivalents	7,915	6,399
Cash held in escrow	3,254	—
Accounts receivable - tenants, net	105,485	106,416
Lease intangibles, net of accumulated amortization of $487,849 and $461,419 at March 31, 2025 and December 31, 2024, respectively	897,380	864,937
Other assets, net	88,733	90,586

Total Assets	$8,800,577	$8,486,446

LIABILITIES
Mortgage notes payable, net	$42,050	$42,210
Unsecured term loan, net	347,609	347,452
Senior unsecured notes, net	2,238,451	2,237,759
Unsecured revolving credit facility	322,000	158,000
Dividends and distributions payable	28,542	27,842
Accounts payable, accrued expenses, and other liabilities	129,652	116,273
Lease intangibles, net of accumulated amortization of $46,998 and $46,003 at March 31, 2025 and December 31, 2024, respectively	47,353	46,249

Total Liabilities	3,155,657	2,975,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at March 31, 2025 and December 31, 2024	175,000	175,000
Common stock, $.0001 par value, 180,000,000 shares authorized, 110,018,590 and 107,248,705 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	10
Additional paid-in-capital	5,948,156	5,765,582
Dividends in excess of net income	(508,059)	(470,622)
Accumulated other comprehensive income	29,344	40,076

Total equity - Agree Realty Corporation	5,644,452	5,510,046
Non-controlling interest	468	615
Total Equity	5,644,920	5,510,661

Total Liabilities and Equity	$8,800,577	$8,486,446

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Rental income	$169,113	$149,422
Other	47	31
Total Revenues	169,160	149,453

Operating Expenses
Real estate taxes	11,513	10,701
Property operating expenses	8,381	7,373
Land lease expense	485	415
General and administrative	10,771	9,515
Depreciation and amortization	55,755	48,463
Provision for impairment	4,331	4,530
Total Operating Expenses	91,236	80,997

Gain on sale of assets, net	772	2,096
Loss on involuntary conversion, net	—	(55)
Income from Operations	78,696	70,497

Other (Expense) Income
Interest expense, net	(30,764)	(24,451)
Income and other tax expense	(825)	(1,149)
Other income	41	117
Net Income	47,148	45,014

Less net income attributable to non-controlling interest	152	155
Net income attributable to Agree Realty Corporation	46,996	44,859
Less Series A preferred stock dividends	1,859	1,859
Net Income Attributable to Common Stockholders	$45,137	$43,000

Net Income Per Share Attributable to Common Stockholders
Basic	$0.42	$0.43
Diluted	$0.42	$0.43

Other Comprehensive Income
Net income	$47,148	$45,014
Amortization of interest rate swaps	(736)	(629)
Change in fair value and settlement of interest rate swaps	(10,031)	11,543
Total comprehensive income	36,381	55,928
Less comprehensive income attributable to non-controlling interest	117	193

Comprehensive Income Attributable to Agree Realty Corporation	$36,264	$55,735

Weighted Average Number of Common Shares Outstanding - Basic	107,048,557	100,284,588

Weighted Average Number of Common Shares Outstanding - Diluted	107,547,193	100,336,600

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2024	7,000	$175,000	107,248,705	$10	$5,765,582	$(470,622)	$40,076	$615	$5,510,661
Issuance of common stock, net of issuance costs	—	—	2,665,998	1	183,090	—	—	—	183,091
Repurchase of common shares	—	—	(50,038)	—	(3,645)	—	—	—	(3,645)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	153,925	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,129	—	—	—	3,129
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(82,574)	—	(264)	(82,838)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(10,732)	(35)	(10,767)
Net income	—	1,859	—	—	—	45,137	—	152	47,148
Balance, March 31, 2025	7,000	$175,000	110,018,590	$11	$5,948,156	$(508,059)	$29,344	$468	$5,644,920

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2025		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2025				$0.759

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income (Loss)	Interest	Equity
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Repurchase of common shares	—	—	(37,957)	—	(2,183)	—	—	—	(2,183)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(79)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,425	—	—	—	2,425
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—		—	—	—	(74,732)	—	(257)	(74,989)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	10,876	38	10,914
Net income	—	1,859	—	—	—	43,000	—	155	45,014
Balance, March 31, 2024	7,000	$175,000	100,628,975	$10	$5,354,362	$(378,205)	$27,430	$878	$5,179,475

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2024		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2024				$0.741

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income	$47,148	$45,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,755	48,463
Amortization from above (below) market lease intangibles, net	8,546	8,295
Amortization from financing costs, credit facility costs and debt discount	1,696	1,269
Stock-based compensation	3,129	2,425
Straight-line accrued rent	(4,009)	(2,847)
Provision for impairment	4,331	4,530
Gain on sale of assets	(772)	(2,096)
Change in accounts receivable	4,940	(5,676)
Change in other assets	(7,570)	(11,661)
Change in accounts payable, accrued expenses, and other liabilities	13,463	11,434
Net Cash Provided by Operating Activities	126,657	99,150

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(359,684)	(128,343)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $442 in 2025, $304 in 2024)	(23,422)	(14,439)
Payment of leasing costs	(132)	(307)
Net proceeds from sale of assets	2,383	21,116
Net Cash Used in Investing Activities	(380,855)	(121,973)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	183,090	—
Repurchase of common shares	(3,645)	(2,183)
Unsecured revolving credit facility borrowings	474,000	200,000
Unsecured revolving credit facility repayments	(310,000)	(97,000)
Payments of mortgage notes payable	(250)	(235)
Payment of Series A preferred dividends	(1,859)	(1,859)
Payment of common stock dividends	(81,873)	(74,705)
Distributions to non-controlling interest	(264)	(258)
Payments for financing costs	(231)	(27)
Net Cash Provided by Financing Activities	258,968	23,733

Increase in Cash and Cash Equivalents and Cash Held in Escrow	4,770	910
Cash and cash equivalents and cash held in escrow, beginning of period	6,399	14,524
Cash and cash equivalents and cash held in escrow, end of period	$11,169	$15,434

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$12,274	$11,753
Cash paid for income tax	$759	$2,686

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$1,767	$—
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$27,922	$24,941
Change in accrual of development, construction and other real estate investment costs	$(2,263)	$3,992

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of March 31, 2025 and December 31, 2024. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of March 31, 2025 and December 31, 2024. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 110,366,209 shares of common stock outstanding at March 31, 2025.

As of March 31, 2025, the Company owned 2,422 properties, with a total gross leasable area (“GLA”) of approximately 50.3 million square feet. As of March 31, 2025, the Company’s portfolio was approximately 99.2% leased and had a weighted average remaining lease term (excluding extension options) of approximately 8.0 years. A significant majority of its properties are leased to national tenants and approximately 68.3% of its annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners.

The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025.

Amounts as of December 31, 2024 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Form 10-K for the year ended December 31, 2024.

Consolidation

Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. The Company consolidates the Operating Partnership under the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and as a result, the unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.

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

Acquisitions of Real Estate

The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. Intangible assets and liabilities represent the value of in-place leases and above- or below-market leases and above- or below-market debt, if any. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Lease intangibles (in-place)	$17,898	$15,853
Lease intangibles (above-market)	9,967	9,685
Lease intangibles (below-market)	(1,421)	(1,389)
Total	$26,444	$24,149

The following schedule represents estimated future amortization of lease intangibles as of March 31, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease intangibles (in-place)	$53,716	$68,490	$61,639	$53,955	$45,908	$198,913	$482,621
Lease intangibles (above-market)	30,375	38,967	36,343	32,607	29,073	247,394	414,759
Lease intangibles (below-market)	(4,197)	(5,278)	(4,930)	(4,110)	(3,493)	(25,345)	(47,353)
Total	$79,894	$102,179	$93,052	$82,452	$71,488	$420,962	$850,027

Impairments

The Company reviews real estate investments and related lease intangibles for possible impairment when certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds. Events or changes in circumstances that may occur include, but are not limited to, significant changes in real estate market conditions, a change in estimated residual values, a change in the Company’s ability or expectation to re-lease properties that are vacant or become vacant or a change in the anticipated holding period for a property.

Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, to the carrying value of the individual asset.

Impairments are measured to the extent the carrying value exceeds the estimated fair value of the asset less disposition costs for any assets classified as held for sale.

The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties, which are Level 3 inputs. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate. Estimating future cash flows is highly subjective and estimates can differ significantly from actual results.

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage or are held in accounts without any federal insurance, and as a result, there is a credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrow primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,915	$6,399
Cash held in escrow	3,254	—
Total of cash and cash equivalents and cash held in escrow	$11,169	$6,399

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable - tenants line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at March 31, 2025 and December 31, 2024 was $81.3 million and $77.3 million, respectively.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at March 31, 2025 and December 31, 2024 was $9.4 million and $15.8 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the condensed consolidated balance sheets.

The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one-line, rental income, in the condensed consolidated statements of operations and comprehensive income.

The Company reviews the collectability of all charges under its tenant operating leases on a regular basis, including current and future rent and reimbursements for common area maintenance, insurance, real estate taxes and other operating expenses, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue.

As of March 31, 2025, the Company had six leases across six tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables. Adjustments to rental revenue related to tenants accounted for on the cash basis resulted in a reduction to rental income of $0.1 million for the three months ended March 31, 2025 and an increase to rental income of $0.1 million for the three months ended March 31, 2024.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at March 31, 2025 and December 31, 2024.

Earnings per Share

Earnings per share of common stock has been computed pursuant to the guidance in the FASB ASC Topic 260, Earnings Per Share. The guidance requires the classification of the Company’s unvested restricted common shares (“restricted shares”), which contain rights to receive non-forfeitable dividends, as participating securities requiring the two-class method of computing net income per share of common stock. In accordance with the two-class method, earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average number of shares of common stock outstanding less unvested restricted shares. Diluted earnings per share is computed by dividing net income less net income attributable to unvested restricted shares by the weighted average shares of common shares and potentially dilutive securities in accordance with the treasury stock method.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income attributable to Agree Realty Corporation	$46,996	$44,859
Less: Series A preferred stock dividends	(1,859)	(1,859)
Net income attributable to common stockholders	45,137	43,000
Less: Income attributable to unvested restricted shares	(112)	(120)
Net income used in basic and diluted earnings per share	$45,025	$42,880

Weighted average number of common shares outstanding	107,321,055	100,565,173
Less: Unvested restricted shares	(272,498)	(280,585)
Weighted average number of common shares outstanding used in basic earnings per share	107,048,557	100,284,588

Weighted average number of common shares outstanding used in basic earnings per share	107,048,557	100,284,588
Effect of dilutive securities:
Share-based compensation	135,689	52,012
ATM Forward Equity Offerings	316,658	—
October 2024 Forward Equity Offering	46,289	—
Weighted average number of common shares outstanding used in diluted earnings per share	107,547,193	100,336,600

Operating Partnership Units ("OP Units")	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	107,894,812	100,684,219

The following summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
Anti-dilutive share-based compensation	5,016	14,642

Forward Equity Sales

The Company periodically sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

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

Equity Offering Costs

Underwriting commissions and costs of equity offerings are reflected as a reduction of additional paid-in-capital in the Company’s condensed consolidated balance sheets and condensed consolidated statements of equity.

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

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the three months ended March 31, 2025 and 2024.

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

Reclassifications

Certain reclassifications of prior period amounts have been made in the condensed consolidated financial statements and footnotes in order to conform to the current presentation.

Segment Reporting

The Company is primarily in the business of acquiring, developing and managing retail real estate. The Company’s chief operating decision maker, (“CODM”), which is its Chief Executive Officer, does not distinguish or group operations on a geographic, tenant sector, tenant or other basis when assessing the financial performance of the Company’s portfolio of properties. Accordingly, the Company has a single reportable segment for disclosure purposes.

The CODM assesses performance, evaluates return on investment, and decides how to allocate resources based on consolidated net income as reported on the condensed consolidated statements of operations and comprehensive income. The CODM does not regularly review a measure of segment assets to evaluate performance. Total expenditures for long-lived assets are reported on the condensed consolidated statements of cash flows.

The accounting policies of the reportable segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. Revenues are generated through leasing long-lived assets to external customers. There are no inter-entity revenues, and no tenant comprises more than 10 percent of the Company’s revenues.

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

Recent Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60) (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 requires a joint venture to apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). ASC 2023-05 is effective prospectively for all joint ventures formed on or after January 1, 2025. The Company does not have joint ventures and as such was not impacted upon adoption of the guidance on January 1, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective adoption is permitted. The Company continues to evaluate the impact of the guidance and potential additional disclosures required.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented on the face of the income statement that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and the following interim reporting periods. The Company continues to evaluate the impact of the guidance and potential additional disclosures required.

Note 3 – Leases

Tenant Leases

The Company is primarily focused on the ownership, acquisition, development and management of retail properties leased to industry leading tenants.

Substantially all of the Company’s tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and actual property operating expenses incurred, including property taxes, insurance and maintenance. In addition, the Company’s tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price indexes and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level. Certain of the Company’s properties are subject to leases under which it retains responsibility for specific costs and expenses of the property.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Total lease payments	$173,740	$154,698
Less: Operating cost reimbursements, termination income and percentage rents	19,795	17,837
Total non-variable lease payments	$153,945	$136,861

At March 31, 2025, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Future non-variable lease payments	$495,454	$656,559	$630,321	$592,092	$535,290	$2,705,479	$5,615,194

Deferred Revenue

As of March 31, 2025 and December 31, 2024, there was $31.9 million and $33.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance. As of March 31, 2025 and December 31, 2024, the Company had $49.0 million and $47.5 million, respectively, of right of use assets, net, recognized within other assets in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $23.0 million and $21.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. There was no amortization of right of use assets for finance land leases with purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term, as the underlying leased asset (land) has an infinite life. Interest expense on finance land leases was less than $0.1 million during the three months ended March 31, 2025 and 2024.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating leases:
Operating cash outflows	$437	$299
Weighted-average remaining lease term - operating leases (years)	32.1	33.2

Finance leases:
Operating cash outflows	$48	$62
Financing cash outflows	$3	$22
Weighted-average remaining lease term - finance leases (years)	26.8	0.5

Supplemental Disclosure:
Right of use assets added under new ground leases	$1,767	$—

The weighted-average discount rate used in computing operating and finance lease obligations approximated 5% and 4% at March 31, 2025 and 2024, respectively.

The following is a maturity analysis of lease liabilities for operating land leases as of March 31, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease payments	$1,353	$1,835	$1,683	$1,654	$1,644	$28,559	$36,728
Imputed interest	(646)	(819)	(772)	(725)	(677)	(13,323)	(16,962)
Total lease liabilities	$707	$1,016	$911	$929	$967	$15,236	$19,766

The following is a maturity analysis of lease liabilities for finance land leases as of March 31, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease payments	$135	$187	$201	$201	$202	$6,143	$7,069
Imputed interest	(142)	(192)	(192)	(191)	(191)	(2,964)	(3,872)
Total lease liabilities	$(7)	$(5)	$9	$10	$11	$3,179	$3,197

Note 4 – Real Estate Investments

Real Estate Portfolio

As of March 31, 2025, the Company owned 2,422 properties, with a total GLA of approximately 50.3 million square feet and net real estate investments of $7.70 billion. The Company owned 2,370 properties, with a total GLA of approximately 48.8 million square feet and net real estate investments of $7.42 billion as of December 31, 2024.

Acquisitions

The following summarizes the assets acquired during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Number of properties acquired	46	31
Location (by state)	23	22
Weighted-average lease term (years)	13.4	8.2

Purchase price allocation, including acquisition and closing costs:
Land	$86,113	$31,034
Building and improvements	214,873	83,211
Lease intangibles, net	57,210	14,098
Total purchase price	$358,196	$128,343

The 2025 and 2024 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. None of the Company’s acquisitions during 2025 or 2024 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at March 31, 2025 and 2024.

Developments

During the three months ended March 31, 2025, the Company completed six development or Developer Funding Platform (“DFP”) projects. At March 31, 2025, the Company had 18 development or DFP projects under construction, including four projects commenced during the first quarter of 2025 and 14 projects commenced in prior quarters.

During the three months ended March 31, 2024, the Company completed two development or DFP projects. At March 31, 2024, the Company had 18 development or DFP projects under construction, including four projects commenced during the first quarter of 2024 and 14 projects commenced in prior quarters.

Dispositions

The following summarizes the assets sold, net proceeds and the corresponding gain on sale of assets, net recognized during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Number of properties sold	1	6
Net proceeds	$2,383	$21,116
Gain on sale of assets, net	$772	$2,096

Assets Held for Sale

The Company classified one property as real estate held for sale as of March 31, 2025 and did not classify any properties as real estate held for sale as of December 31, 2024. Real estate held for sale, net in the condensed consolidated balance sheets is comprised of the following (in thousands):

March 31, 2025
Land	$1,200
Building	128
1,328
Accumulated depreciation and amortization	(50)
Total real estate held for sale, net	$1,278

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized provision for impairment of $4.3 million on four properties and $4.5 million on three properties for the three months ended March 31, 2025 and 2024, respectively. The estimated fair value of the impaired real estate assets at the time of impairment was $4.5 million in 2025 and $13.7 million in 2024.

Note 5 – Debt

As of March 31, 2025, the Company had total gross indebtedness of $2.98 billion, including (i) $43.7 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $2.26 billion of senior unsecured notes; and (iv) $322.0 million outstanding under the Revolving Credit Facility (defined below).

Mortgage Notes Payable

As of March 31, 2025, the Company had total gross mortgage indebtedness of $43.7 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $75.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.71% as of March 31, 2025 and 3.73% as of December 31, 2024.

Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$1,404	$1,654

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	43,654	43,904
Unamortized debt issuance costs and assumed debt discount, net	(1,604)	(1,694)
Total	$42,050	$42,210

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2025, there were no mortgage loans with full or partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in
	Interest Rate (1)	Maturity	March 31, 2025	December 31, 2024
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$350,000
Total principal			350,000	350,000
Unamortized debt issuance costs, net			(2,391)	(2,548)
Total			$347,609	$347,452

(1) Interest rate as of March 31, 2025 reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted average interest rate of 3.57%.

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

On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The First Amendment amended the 2029 Unsecured Term Loan by implementing various covenant and technical amendments to make the 2029 Unsecured Term Loan’s provisions consistent with corresponding provisions in the Revolving Credit Facility (see “Senior Unsecured Revolving Credit Facility” below). The First Amendment does not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	March 31, 2025	December 31, 2024
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
Total principal				2,260,000	2,260,000
Unamortized debt issuance costs and original issue discounts, net				(21,549)	(22,241)
Total				$2,238,451	$2,237,759

(1) The all-in interest rate reflects the straight-line amortization of the terminated swap agreements and original issuance discount, as applicable.

The Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows on forecasted issuances of debt. Refer to Note 8 – Derivative Instruments and Hedging Activity. In connection with pricing certain Senior Unsecured Notes and Senior Unsecured Public Notes, the Company terminated forward-starting interest rate swap agreements to fix the interest rate on all or a portion of the respective notes.

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

The Public Notes are governed by an indenture, dated August 17, 2020, among the Operating Partnership, the Company and trustee (as amended and supplemented by an officer’s certificate dated at the issuance of each of the Public Notes, the “Indenture”). The Indenture contains various restrictive covenants, including limitations on the ability of the guarantors and the issuer to incur additional indebtedness and requirements to maintain a pool of unencumbered assets.

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

As of March 31, 2025, the Revolving Credit Facility had a $322.0 million outstanding balance and bore interest of 5.19%, which is comprised of SOFR of 4.36%, the pricing grid spread of 72.5 basis points and the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

Prior to entering into the Fourth Amended and Restated Revolving Credit Agreement, the Company had a $1.00 billion revolving credit facility under the First Amendment to the Third Amended and Restated Revolving Credit Agreement. The interest rate under the previous credit facility was based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. Interest under the previous Revolving Credit Facility was comprised of SOFR, the applicable pricing grid spread of 77.5 basis points and the 10 basis point SOFR adjustment. The previous credit facility had a maturity date of January 2026 with options to extend the maturity date to January 2027.

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated October 3, 2023 (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for his proportionate share of loss incurred under the Revolving Credit Facility and/or certain other indebtedness in an amount to be determined by facts and circumstances at the time of loss.

Commercial Paper Program

In March 2025, the Operating Partnership established a commercial paper program (the “Program”), pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $625.0 million. The Notes will have maturities of up to 397 days from the date of issue, and will be guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership. As of March 31, 2025 no Notes had been issued under the Program.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of March 31, 2025 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2025	$775	$50,000	$50,775
2026	629	—	629
2027	—	50,000	50,000
2028 (1)	—	732,000	732,000
2029	—	492,250	492,250
Thereafter	—	1,650,000	1,650,000
Total scheduled principal payments	$1,404	$2,974,250	$2,975,654
(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had a $322.0 million outstanding balance as of March 31, 2025.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of March 31, 2025.

Note 6 – Common and Preferred Stock

Shelf Registration

On May 5, 2023, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission registering an unspecified amount of common stock, preferred stock, depositary shares, warrants of the Company and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Common Stock Offering

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of March 31, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $367.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of March 31, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

The following table summarizes the ATM programs that were in place during 2025 and 2024:

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of March 31, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
September 2022	(1)	$750.0	10,217,973		10,217,973	-		$670.3
February 2024	(1)	$1,000.0	10,409,017		5,441,496	4,967,521	(3)	$705.6
October 2024		$1,250.0	2,576,478	(2)	-	2,576,478	(4)	$194.3
(1)	Applicable ATM program terminated and no future forward sales will occur under the program.
(2)

After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $1.05 billion of availability under the October 2024 Program as of March 31, 2025.

(3)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between July 2025 and October 2025.
(4)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and October 2026.

The following table summarizes the ATM activity completed during the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
Shares of common stock sold under the ATM programs	2,408,201	20,743
Shares of common stock settled under the ATM programs	2,665,998	-
Net proceeds received (in millions)	$183.3	$-

Note 7 – Dividends and Distributions Payable

During the three months ended March 31, 2025 and 2024, the Company declared monthly dividends of $0.253 and $0.247, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the three months ended March 31, 2025 and 2024, while the March dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at March 31, 2025 and 2024. The March 2025 and 2024 dividends per common share and distributions per Operating Partnership Common Units were paid on April 14, 2025 and April 12, 2024, respectively.

During the three months ended March 31, 2025 and 2024, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for January and February were paid during the three months ended March 31, 2025 and 2024, while the March dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at March 31, 2025 and 2024. The March 2025 and 2024 dividends per Depository Share were paid on April 1, 2025 and April 1, 2024, respectively.

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

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreement without exchanging the underlying notional amount.

Hedging Activity

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of March 31, 2025, these interest rate swaps were valued as an asset of approximately $0.2 million.

In December 2023, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $150.0 million of long-term debt. In addition, in May 2024, the Company entered into a $150.0 million US Treasury lock at 4.51% to hedge against variability in future cash flows resulting from changes in interest rates. The Company terminated the $150.0 million forward-starting interest rate swap agreements and the $150.0 million US Treasury lock in May 2024, upon completion of the underwritten public offering of the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

During August and September 2024 and March 2025, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending April 2026. As of March 31, 2025, these interest rate swaps are valued as a net asset of approximately $7.3 million.

Recognition

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheets. The Company recognizes its derivatives within other assets, net and accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

Changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment are recognized as a component of other comprehensive income (OCI).

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $4.2 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments [1]		Notional Amount[1]
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2025	2024	2025	2024
Interest rate swaps	15	11	$650,000	$550,000

(1)	Number of Instruments and total Notional amounts disclosed includes all interest rate swap agreements outstanding at the balance sheets date, including forward-starting interest rate swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Other assets, net	$7,839	$17,526

	Liability Derivatives
	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$343	$—

The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended March 31,	2025	2024		2025	2024
Interest rate swaps	$(9,356)	$13,092	Interest expense	$(1,411)	$(2,178)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2025.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in an asset position of $7.7 million and $17.9 million as of March 31, 2025 and December 31, 2024, respectively.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the condensed consolidated balance sheets.

The table below presents a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2025. There was no offsetting of derivative assets or liabilities as of December 31, 2024. The gross amounts of derivative assets or liabilities can be reconciled to the Tabular Disclosure of Fair Values of Derivative Instruments above, which also provides the location that derivative assets and liabilities are presented on the condensed consolidated balance sheets (in thousands):

Offsetting of Derivative Assets as of March 31, 2025

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$7,839	$—	$7,839	$(169)	$—	$7,670

Offsetting of Derivative Liabilities as of March 31, 2025

		Gross Amounts	Net Amounts of
		Offset in the	Liabilities presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$343	$—	$343	$(169)	$—	$174

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates presented (in thousands):

	Total Fair Value	Level 2
March 31, 2025
Derivative assets - interest rate swaps	$7,839	$7,839
Derivative liabilities - interest rate swaps	$343	$343

December 31, 2024
Derivative assets - interest rate swaps	$17,526	$17,526
Derivative liabilities - interest rate swaps	$—	$—

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

The Company determined that the valuation of its Unsecured Term Loan, Senior Unsecured Notes and Revolving Credit Facility are classified as Level 2 of the fair value hierarchy and its fixed rate mortgages are classified as Level 3 of the fair value hierarchy. The Senior Unsecured Notes had carrying values of $2.24 billion as of March 31, 2025 and December 31, 2024, and had fair values of approximately $2.10 billion and $2.08 billion, respectively. The Mortgage Notes Payable had carrying values of $42.1 million and $42.2 million as of March 31, 2025 and December 31, 2024, respectively, and had fair values of approximately $40.7 million and $40.6 million, respectively. The fair value of the Revolving Credit Facility and Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.

Note 10 – Equity Incentive Plan

In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of March 31, 2025, 1,717,655 shares of common stock were available for issuance under the 2024 Plan.

Restricted Stock - Employees

Restricted shares have been granted to employees which vest based on continued service to the Company.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a stockholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. Restricted share awards granted prior to 2023 vest over a five-year period while awards granted in 2023 or later vest over a three-year period.

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company used 0% for the forfeiture rate for determining the fair value of restricted stock. The Company recognized expense related to restricted share grants of $1.7 million and $1.3 million during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $13.4 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.2 years. The intrinsic value of restricted shares redeemed during the three months ended March 31, 2025 and 2024, was $3.6 million and $2.2 million, respectively.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2024	218	$63.65

Restricted stock granted	84	72.83
Restricted stock vested	(90)	65.29
Unvested restricted stock at March 31, 2025	212	$66.61

Performance Units

Performance units are subject to a three-year performance period, following the conclusion of which shares awarded are to be determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. Fifty percent of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT Index for the three-year performance period; and fifty percent of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. For performance units granted prior to 2023, vesting of the performance units following their issuance will occur ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units vest within five years of the original award date. Performance units granted in 2023 or later vest following the conclusion of the performance period such that all units will vest three years from the original award date.

The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. For the performance units granted prior to 2023, compensation expense is amortized on an attribution method over a five-year period. For performance units granted in 2023 or later, compensation expense is amortized on a straight-line basis over a three-year period. Compensation expense related to performance units is determined at the grant date and is not adjusted throughout the measurement or vesting periods.

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

The following assumptions were used when determining the grant date fair value:

	2025	2024	2023
Expected term (years)	2.9	2.9	2.9
Volatility	19.6%	20.0%	23.6%
Risk-free rate	4.2%	4.5%	4.4%

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $0.9 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $11.0 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.4 years.

For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of $0.2 million for the three months ended March 31, 2025 and 2024.  As of March 31, 2025, there was $0.6 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.4 years.

Performance units activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2024	157	$67.50

Performance units granted	90	79.61
Performance units - three-year performance period completed	(34)	68.59
Performance units and shares - three-year performance period to be completed at March 31, 2025	213	$72.42

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2024	26	$74.58

Shares earned at completion of three-year performance period (1)	51	68.59
Shares vested	(35)	74.13
Performance shares - three-year performance period completed but not yet vested at March 31, 2025	42	$67.64

(1)Performance units granted in 2022 for which the three-year performance period was completed in 2025 were earned at the 150% performance level.

Restricted Stock - Directors

The Company granted restricted shares to non-employee directors which vest over a year, commensurate with the board members’ services to the Company.

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

During the three months ended March 31, 2025, 18,467 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $72.83 per share. During the year ended December 31, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share.

The Company recognized expense relating to restricted share grants to the board members of $0.3 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $1.0 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of their annual service.

Note 11 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2025 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors, however, is the adverse effect of macroeconomic conditions, including inflation and the potential impacts of pandemics, epidemics or other public health emergencies or fear of such events on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets. The extent to which macroeconomic trends may impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of macroeconomic conditions. Additional factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector, including due to the adverse impacts of tariffs, and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; risks related to the impacts of artificial intelligence; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of March 31, 2025. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of March 31, 2025, the Company’s portfolio consisted of 2,422 properties located in all 50 states and totaling approximately 50.3 million square feet of gross leasable area (“GLA”). The portfolio was approximately 99.2% leased and had a weighted average remaining lease term of approximately 8.0 years. A significant majority of the Company’s properties are leased to national tenants and approximately 68.3% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $6.82 billion in net investment amount representing 2,161 properties with 44.9 million square feet of GLA as of March 31, 2024 to approximately $7.70 billion in net investment amount representing 2,422 properties with 50.3 million square feet of GLA at March 31, 2025. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2025 on acquisitions that were made during 2024. Similarly, the full rental income impact of acquisitions made during 2025 to date will not be seen until the remainder of 2025.

Acquisitions

During the three months ended March 31, 2025, the Company acquired 46 retail net lease assets for approximately $358.2 million, which include acquisition and closing costs. These properties are located in 23 states and are leased to tenants operating in 19 diverse retail sectors for a weighted average lease term of approximately 13.4 years. The underwritten weighted-average capitalization rate on the Company’s acquisitions during the three months ended March 31, 2025 was 7.3%.1

Development and Developer Funding Platform

During the three months ended March 31, 2025, the Company commenced four and completed six development or Developer Funding Platform (“DFP”) projects. At March 31, 2025, the Company had 18 development or DFP projects under construction.

1 When used within this discussion, “weighted-average capitalization rate” for acquisitions and dispositions is defined by the Company as the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

Dispositions

During the three months ended March 31, 2025, the Company disposed of one asset for net proceeds of $2.4 million and recognized a net gain of $0.8 million.

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

	Three Months Ended		Variance
	March 31, 2025	March 31, 2024	(in dollars)	(percentage)
Rental Income	$169,113	$149,422	$19,691	13%
Real Estate Tax Expense	$11,513	$10,701	$812	8%
Property Operating Expense	$8,381	$7,373	$1,008	14%
Depreciation and Amortization Expense	$55,755	$48,463	$7,292	15%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.3 million, or 13%, to $10.8 million for the three months ended March 31, 2025, compared to $9.5 million for the three months ended March 31, 2024. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of shortened vesting periods for equity awards. General and administrative expenses as a percentage of total revenue of 6.4% was consistent for the three months ended March 31, 2025 and 2024.

Interest expense increased $6.3 million, or 26%, to $30.8 million for the three months ended March 31, 2025, compared to $24.5 million for the three months ended March 31, 2024. The increase in interest expense was primarily a result of higher levels of borrowings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 in order to finance the acquisition and development of additional properties. Interest expense increased approximately $6.5 million related to the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024, partially offset by a decrease in interest expense on the Revolving Credit Facility (defined below) as a result of a lower average interest rate incurred during the first quarter of 2025 compared to the same period in 2024.

The Company recognized a $4.3 million provision for impairment during the three months ended March 31, 2025, while $4.5 million was recognized during the three months ended March 31, 2024. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain on the sale of assets of $0.8 million was recognized on the disposition of one asset during the three months ended March 31, 2025 as compared to a net gain on the sale of assets of $2.1 million on the disposition of six assets during the three months ended March 31, 2024.  Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales, net  are not necessarily comparable period-to-period.

Net income increased $2.1 million, or 5%, to $47.1 million for the three months ended March 31, 2025, compared to $45.0 million for the three months ended March 31, 2024.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $2.1 million, or 5%, to $45.1 million for the three months ended March 31, 2025, compared to $43.0 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of March 31, 2025, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility or Commercial Paper Program (defined below). As of March 31, 2025, we had over $1.86 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow, of $11.2 million, unsettled forward equity of $917.1 million and $928.0 million of availability under our Revolving Credit Facility (defined below), subject to compliance with covenants.

The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its Revolving Credit Facility, and the issuance of debt and common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC”).

Capitalization

As of March 31, 2025, the Company’s total enterprise value was approximately $11.66 billion. Total enterprise value consisted of $8.52 billion of common equity (based on the March 31, 2025 closing price of the Company’s common stock on the NYSE of $77.19 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $2.98 billion of total debt principal including (i) $322.0 million of borrowings under its Revolving Credit Facility; (ii) $2.26 billion of senior unsecured notes; (iii) $350.0 million under its unsecured term loan; (iv) $43.7 million of mortgage notes payable; less $11.2 million cash, cash equivalents and cash held in escrow. The Company’s total debt principal to total enterprise value was 25.5% as of March 31, 2025.

At March 31, 2025, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 110,366,209 shares of common stock outstanding as of March 31, 2025.

Equity

Shelf Registration

On May 5, 2023, the Company filed with the SEC an automatic shelf registration statement on Form S-3ASR, registering an unspecified amount of common stock, preferred stock, depositary shares, warrants of the Company and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Common Stock Offering

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of March 31, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $367.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of March 31, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

Dividends on the Series A Preferred Shares are payable monthly in arrears on the first day of each month (or, if not on a business day, on the next succeeding business day). The dividend rate is 4.25% per annum of the $25,000 (equivalent to $25.00 per Depositary Share) liquidation preference. Monthly dividends on the Series A Preferred Shares are $0.08854 per Depositary Share, equivalent to $1.0625 per annum.

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

The following table summarizes the ATM programs that were in place during 2025 and 2024:

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of March 31, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
September 2022	(1)	$750.0	10,217,973		10,217,973	-		$670.3
February 2024	(1)	$1,000.0	10,409,017		5,441,496	4,967,521	(3)	$705.6
October 2024		$1,250.0	2,576,478	(2)	-	2,576,478	(4)	$194.3
(1)	Applicable ATM program terminated and no future forward sales will occur under the program.
(2)

After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $1.05 billion of availability under the October 2024 Program as of March 31, 2025.

(3)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between July 2025 and October 2025.
(4)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and October 2026.

The following table summarizes the ATM activity completed during the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
Shares of common stock sold under the ATM programs	2,408,201	20,743
Shares of common stock settled under the ATM programs	2,665,998	-
Net proceeds received (in millions)	$183.3	$-

Debt

The table below summarizes the Company’s outstanding debt as of the dates presented (in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	March 31, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility
Revolving Credit Facility (1)	5.19%		August 2028	$322,000	$158,000
Total Credit Facility				$322,000	$158,000

Unsecured Term Loan
2029 Unsecured Term Loan (2)	4.52%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (3)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$50,000	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (4)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (4)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (4)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (4)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes (4)	5.65%	5.63%	June 2034	450,000	450,000
Total Senior Unsecured Notes				$2,260,000	$2,260,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	1,404	1,654
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$43,654	$43,904

Total Principal Amount Outstanding				$2,975,654	$2,811,904

(1) The interest rate of the Revolving Credit Facility assumes the SOFR borrowing rate of 4.36% as of period end.

(2) The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed weighted average interest rate of 3.57%.

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

As of March 31, 2025, the Revolving Credit Facility had a $322.0 million outstanding balance and bore interest of 5.19%, which is comprised of SOFR of 4.36%, the pricing grid spread of 72.5 basis points, and the 10 basis point SOFR adjustment.

The Revolving Credit Facility includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

The Company and Richard Agree, the Executive Chairman of the Company, are parties to a Reimbursement Agreement dated October 3, 2023 (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, Mr. Agree has agreed to reimburse the Company for his proportionate share of loss incurred under the Revolving Credit Facility and/or certain other indebtedness in an amount to be determined by facts and circumstances at the time of loss.

Commercial Paper Program

In March 2025, the Operating Partnership established a commercial paper program (the “Program”), pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Notes outstanding under the Program at any time not to exceed $625.0 million. The Notes will have maturities of up to 397 days from the date of issue, and will be guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership. As of March 31, 2025, no Notes had been issued under the Program.

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

Mortgage Notes Payable

As of March 31, 2025, the Company had total gross mortgage indebtedness of $43.7 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $75.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.71% as of March 31, 2025.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of March 31, 2025.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio. Net cash provided by operating activities for the three months ended March 31, 2025 increased by $27.5 million over the same period in 2024, primarily due to the increase in the size of the Company’s real estate investment portfolio.

Investing - Net cash used in investing activities was $258.9 million greater during the three months ended March 31, 2025, compared to the same period in 2024 primarily due to:

●	$231.4 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
●	$18.7 million decrease in proceeds from asset sales due to decreased disposition volume during the three months ended March 31, 2025, compared to the same period in 2024. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	$9.0 million increase in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.

Financing - Net cash provided by financing activities increased by $235.3 million during the three months ended March 31, 2025, compared to the same period in 2024 primarily due to:

●	$183.1 million increase in net proceeds from the issuance of common stock;
●	$61.0 million increase of net borrowings on the Revolving Credit Facility. Net borrowings on the Revolving Credit Facility were $164.0 million during the three months ended March 31, 2025, while $103.0 million of net borrowings were completed over the same period in 2024; and
●	$7.2 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the three months ended March 31, 2025 of $3.036 per common share represents a 2.4% increase over the annualized dividend amount of $2.964 per common share declared in the same period in 2024.

Material Cash Requirements

In conducting its business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Details on these obligations as of March 31, 2025, including expected settlement periods, is presented below (in thousands):

	2025
	(remaining)	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$775	$629	$—	$—	$42,250	$—	$43,654
Revolving Credit Facility (1)	—	—	—	322,000	—	—	322,000
Unsecured Term Loan	—	—	—	—	350,000	—	350,000
Senior Unsecured Notes	50,000	—	50,000	410,000	100,000	1,650,000	2,260,000
Land Lease Obligations	1,488	2,022	1,884	1,855	1,846	34,702	43,797
Estimated Interest Payments on Outstanding Debt (2)	91,495	121,471	120,215	107,627	74,672	201,274	716,754
Total	$143,758	$124,122	$172,099	$841,482	$568,768	$1,885,976	$3,736,205

(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the three months ended March 31, 2025, the Company had 24 development or DFP projects completed or under construction, for which 18 remain under construction as of March 31, 2025. Anticipated total costs for the 18 projects are approximately $103.8 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended March 31, 2025, the Company declared monthly dividends of $0.253 per common share. Holders of the Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the three months ended March 31, 2025, while March dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at March 31, 2025 and were paid on April 14, 2025.

During the quarter ended March 31, 2025, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for January and February were paid during the quarter. The March dividends were recorded as a liability on the condensed consolidated balance sheets at March 31, 2025 and were paid on April 1, 2025.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the condensed consolidated financial statements for a summary and anticipated impact of each applicable accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the interim condensed consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Reconciliation from Net Income to Funds from Operations
Net income	$47,148	$45,014
Less Series A preferred stock dividends	1,859	1,859
Net income attributable to Operating Partnership common unitholders	45,289	43,155
Depreciation of rental real estate assets	37,164	31,966
Amortization of lease intangibles - in-place leases and leasing costs	18,064	15,996
Provision for impairment	4,331	4,530
(Gain) loss on sale or involuntary conversion of assets, net	(772)	(2,041)
Funds from Operations - Operating Partnership common unitholders	$104,076	$93,606

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,630	8,379
Core Funds from Operations - Operating Partnership common unitholders	$112,706	$101,985

Straight-line accrued rent	(4,009)	(2,847)
Stock-based compensation expense	3,129	2,425
Amortization of financing costs and original issue discounts	1,612	1,186
Non-real estate depreciation	527	501
Adjusted Funds from Operations - Operating Partnership common unitholders	$113,965	$103,250

Funds from Operations per common share and partnership unit - diluted	$0.96	$0.93
Core Funds from Operations per common share and partnership unit - diluted	$1.04	$1.01
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.06	$1.03

Weighted average shares and Operating Partnership common units outstanding
Basic	107,396,176	100,632,207
Diluted	107,894,812	100,684,219

Additional supplemental disclosure
Scheduled principal repayments	$250	$235
Capitalized interest	$442	$304
Capitalized building improvements	$600	$493

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

	2025
	(remaining)	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$775	$629	$—	$—	$42,250	$—	$43,654
Average Interest Rate	6.27%	6.27%			3.63%

Revolving Credit Facility (1)	$—	$—	$—	$322,000	$—	$—	$322,000
Average Interest Rate				5.15%

Unsecured Term Loan	$—	$—	$—	$—	$350,000	$—	$350,000
Average Interest Rate (2)					4.52%

Senior Unsecured Notes	$50,000	$—	$50,000	$410,000	$100,000	$1,650,000	$2,260,000
Average Interest Rate	4.16%		4.26%	2.45%	4.19%	4.05%

(1)	The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of March 31, 2025; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable SOFR rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2029 Unsecured Term Loan which matures January 2029. As of March 31, 2025, these interest rate swaps were valued as an asset of approximately $0.2 million.

During August and September 2024 and March 2025, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $300.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending April 2026. As of March 31, 2025, these interest rate swaps are valued as a net asset of approximately $7.3 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of March 31, 2025.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.7 million and $2.10 billion, respectively, as of March 31, 2025. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

At March 31, 2025, our outstanding Mortgage Notes Payable and Senior Unsecured Notes had fixed interest rates. Interest on our Revolving Credit Facility and Unsecured Term Loan is variable, and as a result, we are subject to interest rate risk with respect to such floating-rate debt.

Assuming no change in the outstanding borrowings under the Revolving Credit Facility, a hypothetical 100-basis point increase or decrease in market interest rates would change annual interest expense by $3.2 million.

The variable interest rate feature on our Unsecured Term Loan has been mitigated by interest rate swap agreements.

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

ITEM 1A.  Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended March 31, 2025 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
January 1, 2025 - January 31, 2025	—	$—	—	—
February 1, 2025 - February 28, 2025	49,906	72.83	—	—
March 1, 2025 - March 31, 2025	132	76.28	—	—
Total	50,038	$72.84	—	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.2.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

22*	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of income and comprehensive income, (iii) the condensed consolidated statement of stockholders’ equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

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

Date: April 22, 2025