Form 10-Q
period 2025-06-30
AGREE REALTY CORP
filed 2025-07-31
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025, or

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

As of July 30, 2025, the Registrant had 110,666,073 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate investments
Land	$2,663,023	$2,514,167
Buildings	5,872,397	5,412,564
Less accumulated depreciation	(638,960)	(564,429)
	7,896,460	7,362,302
Property under development	62,165	55,806
Net real estate investments	7,958,625	7,418,108

Real estate held for sale, net	3,473	—
Cash and cash equivalents	5,824	6,399
Cash held in escrow	3,087	—
Accounts receivable - tenants, net	108,117	106,416
Lease intangibles, net of accumulated amortization of $517,216 and $461,419 at June 30, 2025 and December 31, 2024, respectively	923,092	864,937
Other assets, net	82,526	90,586

Total Assets	$9,084,744	$8,486,446

LIABILITIES
Mortgage notes payable, net	$41,886	$42,210
Unsecured term loan, net	347,767	347,452
Senior unsecured notes, net	2,582,892	2,237,759
Unsecured revolving credit facility and commercial paper notes	247,000	158,000
Dividends and distributions payable	29,039	27,842
Accounts payable, accrued expenses, and other liabilities	132,089	116,273
Lease intangibles, net of accumulated amortization of $48,389 and $46,003 at June 30, 2025 and December 31, 2024, respectively	49,667	46,249

Total Liabilities	3,430,340	2,975,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at June 30, 2025 and December 31, 2024	175,000	175,000
Common stock, $.0001 par value, 360,000,000 and 180,000,000 shares authorized, 110,666,238 and 107,248,705 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11	10
Additional paid-in-capital	5,992,510	5,765,582
Dividends in excess of net income	(545,372)	(470,622)
Accumulated other comprehensive income	31,891	40,076

Total equity - Agree Realty Corporation	5,654,040	5,510,046
Non-controlling interest	364	615
Total Equity	5,654,404	5,510,661

Total Liabilities and Equity	$9,084,744	$8,486,446

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Rental income	$175,397	$152,424	$344,510	$301,847
Other	130	151	177	182
Total Revenues	175,527	152,575	344,687	302,029

Operating Expenses
Real estate taxes	12,833	10,721	24,346	21,422
Property operating expenses	8,416	6,487	16,797	13,860
Land lease expense	550	415	1,036	830
General and administrative	11,332	9,707	22,104	19,222
Depreciation and amortization	58,939	50,454	114,693	98,917
Provision for impairment	2,961	—	7,292	4,530
Total Operating Expenses	95,031	77,784	186,268	158,781

Gain on sale of assets, net	1,510	7,156	2,282	9,252
Gain (loss) on involuntary conversion, net	—	20	—	(35)
Income from Operations	82,006	81,967	160,701	152,465

Other (Expense) Income
Interest expense, net	(32,274)	(26,416)	(63,037)	(50,867)
Income and other tax expense	(425)	(1,004)	(1,250)	(2,154)
Other income	46	366	87	483
Net Income	49,353	54,913	96,501	99,927

Less net income attributable to non-controlling interest	155	189	307	344
Net income attributable to Agree Realty Corporation	49,198	54,724	96,194	99,583
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net Income Attributable to Common Stockholders	$47,339	$52,865	$92,476	$95,865

Net Income Per Share Attributable to Common Stockholders
Basic	$0.43	$0.53	$0.85	$0.95
Diluted	$0.43	$0.52	$0.85	$0.95

Other Comprehensive Income
Net income	$49,353	$54,913	$96,501	$99,927
Amortization of interest rate swaps	(880)	(675)	(1,616)	(1,305)
Change in fair value and settlement of interest rate swaps	3,435	4,172	(6,596)	15,716
Total comprehensive income	51,908	58,410	88,289	114,338
Less comprehensive income attributable to non-controlling interest	163	201	280	394

Comprehensive Income Attributable to Agree Realty Corporation	$51,745	$58,209	$88,009	$113,944

Weighted Average Number of Common Shares Outstanding - Basic	109,758,046	100,349,943	108,419,011	100,319,591

Weighted Average Number of Common Shares Outstanding - Diluted	110,377,221	100,454,703	108,996,422	100,415,466

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income	Interest	Equity
Balance, December 31, 2024	7,000	$175,000	107,248,705	$10	$5,765,582	$(470,622)	$40,076	$615	$5,510,661
Issuance of common stock, net of issuance costs	—	—	2,665,998	1	183,090	—	—	—	183,091
Repurchase of common shares	—	—	(50,038)	—	(3,645)	—	—	—	(3,645)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	153,925	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,129	—	—	—	3,129
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(82,574)	—	(264)	(82,838)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(10,732)	(35)	(10,767)
Net income	—	1,859	—	—	—	45,137	—	152	47,148
Balance, March 31, 2025	7,000	$175,000	110,018,590	$11	$5,948,156	$(508,059)	$29,344	$468	$5,644,920
Issuance of common stock, net of issuance costs	—	—	663,892	—	41,104	—	—	—	41,104
Repurchase of common shares	—	—	(128)	—	(9)	—	—	—	(9)
Forfeiture of restricted stock	—	—	(16,116)	—	(52)	—	—	—	(52)
Stock-based compensation	—	—	—	—	3,311	—	—	—	3,311
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(84,652)	—	(267)	(84,919)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	2,547	8	2,555
Net income	—	1,859	—	—	—	47,339	—	155	49,353
Balance, June 30, 2025	7,000	$175,000	110,666,238	$11	$5,992,510	$(545,372)	$31,891	$364	$5,654,404

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2025		$0.266
For the three months ended June 30, 2025		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2025				$0.759
For the three months ended June 30, 2025				$0.768

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

f
							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income	Interest	Equity
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Repurchase of common shares	—	—	(37,957)	—	(2,183)	—	—	—	(2,183)
Issuance of stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(79)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,425	—	—	—	2,425
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(74,732)	—	(257)	(74,989)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	10,876	38	10,914
Net income	—	1,859	—	—	—	43,000	—	155	45,014
Balance, March 31, 2024	7,000	$175,000	100,628,975	$10	$5,354,362	$(378,205)	$27,430	$878	$5,179,475
Repurchase of common shares	—	—	(126)	—	(7)	—	—	—	(7)
Forfeiture of restricted stock	—	—	(4,225)	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	—	—	2,805	—	—	—	2,805
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(75,469)	—	(260)	(75,729)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	3,485	12	3,497
Net income	—	1,859	—	—	—	52,865	—	189	54,913
Balance, June 30, 2024	7,000	$175,000	100,624,624	$10	$5,357,143	$(400,809)	$30,915	$819	$5,163,078

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2024		$0.266
For the three months ended June 30, 2024		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2024				$0.741
For the three months ended June 30, 2024				$0.750

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net income	$96,501	$99,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,693	98,917
Amortization from above (below) market lease intangibles, net	17,083	16,592
Amortization from financing costs, credit facility costs and debt discount	3,482	2,655
Stock-based compensation	6,388	5,213
Straight-line accrued rent	(7,798)	(6,343)
Provision for impairment	7,292	4,530
Settlement of interest rate swaps	13,551	4,355
Gain on sale of assets	(2,282)	(9,252)
Change in accounts receivable	6,097	(6,352)
Change in other assets	(14,350)	(9,908)
Change in accounts payable, accrued expenses, and other liabilities	5,645	11,628
Net Cash Provided by Operating Activities	246,302	211,962

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(685,993)	(316,910)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $939 in 2025 and $701 in 2024)	(47,680)	(41,158)
Payment of leasing costs	(297)	(696)
Net proceeds from sale of assets	8,158	56,679
Net Cash Used in Investing Activities	(725,812)	(302,085)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	224,195	—
Repurchase of common shares	(3,654)	(2,190)
Unsecured revolving credit facility and commercial paper notes borrowings	6,351,250	325,000
Unsecured revolving credit facility and commercial paper notes repayments	(6,262,250)	(509,000)
Payments of mortgage notes payable	(505)	(474)
Proceeds from senior unsecured notes	397,188	444,722
Payments of senior unsecured notes	(50,000)	—
Payment of Series A preferred dividends	(3,718)	(3,718)
Payment of common stock dividends	(166,030)	(149,873)
Distributions to non-controlling interest	(531)	(517)
Payments for financing costs	(3,923)	(4,097)
Net Cash Provided by Financing Activities	482,022	99,853

Increase in Cash and Cash Equivalents and Cash Held in Escrow	2,512	9,730
Cash and cash equivalents and cash held in escrow, beginning of period	6,399	14,524
Cash and cash equivalents and cash held in escrow, end of period	$8,911	$24,254

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$59,325	$43,819
Cash paid for income tax	$2,591	$4,091

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$1,767	$365
Lease right of use assets removed as a result of acquisition of real property	$2,736	$—
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$28,419	$25,243
Change in accrual of development, construction and other real estate investment costs	$7,721	$(2,455)

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of June 30, 2025 and December 31, 2024. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of June 30, 2025 and December 31, 2024. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 111,013,857 shares of common stock outstanding at June 30, 2025.

As of June 30, 2025, the Company owned 2,513 properties, with a total gross leasable area (“GLA”) of approximately 52.0 million square feet.

The terms the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025.

Amounts as of December 31, 2024 included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Lease intangibles (in-place)	$19,509	$16,288	$37,406	$32,140
Lease intangibles (above-market)	10,308	9,648	20,275	19,333
Lease intangibles (below-market)	(1,771)	(1,351)	(3,192)	(2,741)
Total	$28,046	$24,585	$54,489	$48,732

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease intangibles (in-place)	$37,339	$71,791	$64,738	$57,029	$48,885	$220,608	$500,390
Lease intangibles (above-market)	20,956	40,457	37,816	34,073	30,532	258,868	422,702
Lease intangibles (below-market)	(2,783)	(5,333)	(4,985)	(4,193)	(3,578)	(28,795)	(49,667)
Total	$55,512	$106,915	$97,569	$86,909	$75,839	$450,681	$873,425

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

Impairments are measured to the extent the carrying value exceeds the estimated fair value.

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

Cash and Cash Equivalents and Cash Held in Escrow

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage or are held in accounts without any federal insurance, and as a result, there is a credit risk related to amounts on deposit in excess of FDIC insurance coverage. Cash held in escrow primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or cash that is not immediately available to the Company due to other contractual agreements.

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$5,824	$6,399
Cash held in escrow	3,087	—
Total of cash and cash equivalents and cash held in escrow	$8,911	$6,399

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable – tenants, net line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at June 30, 2025 and December 31, 2024 was $85.1 million and $77.3 million, respectively.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at June 30, 2025 and December 31, 2024 was $15.2 million and $15.8 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the condensed consolidated balance sheets.

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

As of June 30, 2025, the Company had six leases across six tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at June 30, 2025 and December 31, 2024.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to Agree Realty Corporation	$49,198	$54,724	$96,194	$99,583
Less: Series A preferred stock dividends	(1,859)	(1,859)	(3,718)	(3,718)
Net income attributable to common stockholders	47,339	52,865	92,476	95,865
Less: Income attributable to unvested restricted shares	(110)	(145)	(222)	(265)
Net income used in basic and diluted earnings per share	$47,229	$52,720	$92,254	$95,600

Weighted average number of common shares outstanding	110,014,003	100,625,877	108,674,968	100,595,525
Less: Unvested restricted shares	(255,957)	(275,934)	(255,957)	(275,934)
Weighted average number of common shares outstanding used in basic earnings per share	109,758,046	100,349,943	108,419,011	100,319,591

Weighted average number of common shares outstanding used in basic earnings per share	109,758,046	100,349,943	108,419,011	100,319,591
Effect of dilutive securities:
Share-based compensation	179,867	89,582	176,280	88,285
ATM Forward Equity Offerings	256,296	15,178	286,480	7,590
October 2024 Forward Equity Offering	178,556	—	112,423	—
April 2025 Forward Equity Offering	4,456	—	2,228	—
Weighted average number of common shares outstanding used in diluted earnings per share	110,377,221	100,454,703	108,996,422	100,415,466

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	110,724,840	100,802,322	109,344,041	100,763,085

The following summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Common stock related to forward equity offerings	21,293	—	29,587	—
Anti-dilutive share-based compensation	—	1,680	—	1,910

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

Income Taxes

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, provided that it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the periods covered in the condensed consolidated financial statements, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes related to the Company’s REIT taxable income in the accompanying condensed consolidated financial statements.

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

The One Big Beautiful Bill Act (“OBBBA”), which passed on July 4, 2025, increased the percentage limit under the REIT asset test applicable to TRSs for taxable years beginning after December 31, 2025, and thus beginning in 2026 the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets (rather than the prior 20% limit).

Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the condensed consolidated statements of operations and comprehensive income.

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for three and six months ended June 30, 2025 and 2024.

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

Segment Reporting

The Company is primarily engaged in the business of owning, acquiring, developing and managing retail real estate. We organize and operate our business as a single operating segment and the Company’s chief operating decision maker, (“CODM”), which is its Chief Executive Officer, does not distinguish or group operations on a geographic, tenant sector, tenant or other basis when assessing the financial performance of the Company’s portfolio of properties. Accordingly, the Company has a single reportable segment for disclosure purposes.

The CODM assesses performance and allocates resources based on consolidated net income as reported on the condensed consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to evaluate the performance of the portfolio and to inform decisions about whether to reinvest profits to grow the portfolio or utilize the profits for other purposes including debt extinguishment or dividend payments. The CODM does not regularly review a measure of segment assets to evaluate performance. Significant segment expenses and other segment items are identical to what is reported on the face of the condensed consolidated statements of operations and comprehensive income. Total expenditures for long-lived assets are reported on the condensed consolidated statements of cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented on the face of the income statement that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and the following interim reporting periods. The Company continues to evaluate the impact of the guidance and additional disclosures required.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total lease payments	$180,348	$157,223	$354,087	$312,086
Less: Operating cost reimbursements, termination income and percentage rents	19,947	18,505	39,742	36,506
Total non-variable lease payments	$160,401	$138,718	$314,345	$275,580

At June 30, 2025, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Future non-variable lease payments	$344,240	$688,827	$664,574	$626,888	$570,301	$2,915,551	$5,810,381

Deferred Revenue

As of June 30, 2025 and December 31, 2024, there was $31.1 million and $33.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of those dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance. As of June 30, 2025 and December 31, 2024, the Company had $46.0 million and $47.5 million, respectively, of right of use assets, net, recognized within other assets, net in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $22.7 million and $21.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. There was no amortization of right of use assets for finance land leases with purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term, as the underlying leased asset (land) has an infinite life. Interest expense on finance land leases was less than $0.1 million during the three months ended June 30, 2025 and 2024 and $0.1 million during the six months ended June 30, 2025 and 2024.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating leases:
Operating cash outflows	$444	$299	$881	$598
Weighted-average remaining lease term - operating leases (years)	32.1	29.9	32.1	29.9

Finance leases:
Operating cash outflows	$48	$62	$96	$124
Financing cash outflows	$3	$22	$5	$43
Weighted-average remaining lease term - finance leases (years)	26.6	0.3	26.6	0.3

Supplemental Disclosure:
Right of use assets added under new ground leases	$—	$365	$1,767	$365
Right of use assets removed as a result of acquisition of real property	(2,736)	—	(2,736)	—
Right of use assets net change	$(2,736)	$365	$(969)	$365

The weighted-average discount rate used in computing operating and finance lease obligations approximated 5% and 4% at June 30, 2025 and 2024, respectively.

The following is a maturity analysis of lease liabilities for operating land leases as of June 30, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease payments	$909	$1,835	$1,683	$1,654	$1,644	$28,559	$36,284
Imputed interest	(428)	(819)	(772)	(725)	(677)	(13,321)	(16,742)
Total lease liabilities	$481	$1,016	$911	$929	$967	$15,238	$19,542

The following is a maturity analysis of lease liabilities for finance land leases as of June 30, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease payments	$90	$187	$201	$201	$202	$6,143	$7,024
Imputed interest	(96)	(192)	(192)	(191)	(191)	(2,964)	(3,826)
Total lease liabilities	$(6)	$(5)	$9	$10	$11	$3,179	$3,198

Note 4 – Real Estate Investments

Real Estate Portfolio

As of June 30, 2025, the Company owned 2,513 properties, with a total GLA of approximately 52.0 million square feet and net real estate investments of $7.96 billion. The Company owned 2,370 properties, with a total GLA of approximately 48.8 million square feet and net real estate investments of $7.42 billion as of December 31, 2024.

Acquisitions

The following summarizes the Company’s acquisitions completed during the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Number of properties acquired	91	47	137	78

Purchase price allocation, including acquisition and closing costs:
Land	$61,185	$39,549	$147,298	$70,583
Building and improvements	216,657	126,440	431,530	209,016
Lease intangibles, net	51,333	21,627	108,543	35,725
Total purchase price, including acquisition and closing costs	$329,175	$187,616	$687,371	$315,324

The 2025 and 2024 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. The weighted average amortization period for the lease intangibles, net acquired during the three and six months ended June 30, 2025 was 13.6 years and 14.6 years, respectively. None of the Company’s acquisitions during 2025 or 2024 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at June 30, 2025 and 2024.

Developments

The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Projects completed	4	4	10	6
Projects commenced	1	5	5	9
Projects under construction at period-end	15	19	15	19

Dispositions

The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Number of properties sold	4	10	5	16
Net proceeds	$5,775	$35,528	$8,158	$56,679
Gain on sale of assets, net	$1,510	$7,156	$2,282	$9,252

Assets Held for Sale

The Company classified three properties as real estate held for sale as of June 30, 2025 and did not classify any properties as real estate held for sale as of December 31, 2024. Real estate held for sale, net in the condensed consolidated balance sheets is comprised of the following (in thousands):

June 30, 2025
Land	$723
Building	2,812
Accumulated depreciation	(194)
3,341
Lease intangibles, net	132
Total real estate held for sale, net	$3,473

Subsequent to June 30, 2025, one additional property was classified as real estate held for sale.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized the following provision for impairment for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Number of properties impaired	3	—	7	3
Provision for impairment	$2,961	$—	$7,292	$4,530
Estimated fair value of impaired properties at time of impairment	$3,172	$—	$7,658	$13,700

Note 5 – Debt

As of June 30, 2025, the Company had total gross indebtedness of $3.25 billion, including (i) $43.4 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $2.61 billion of senior unsecured notes; and (iv) $247.0 million outstanding under the Revolving Credit Facility (defined below) and Commercial Paper Program (defined below).

Mortgage Notes Payable

As of June 30, 2025, the Company had total gross mortgage indebtedness of $43.4 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of approximately $74.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.70% as of June 30, 2025 and 3.73% as of December 31, 2024.

Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$1,149	$1,654

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	43,399	43,904
Unamortized debt issuance costs and assumed debt discount, net	(1,513)	(1,694)
Total	$41,886	$42,210

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2025, there were no mortgage loans with full or partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in
	Interest Rate (1)	Maturity	June 30, 2025	December 31, 2024
2029 Unsecured Term Loan	4.52%	January 2029	$350,000	$350,000
Total principal			350,000	350,000
Unamortized debt issuance costs, net			(2,233)	(2,548)
Total			$347,767	$347,452
(1)	Interest rate as of June 30, 2025 reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted average interest rate of 3.57%.

In July 2023, the company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

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

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	June 30, 2025	December 31, 2024
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$—	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	—
Total principal				2,610,000	2,260,000
Unamortized debt issuance costs and original issue discounts, net				(27,108)	(22,241)
Total				$2,582,892	$2,237,759
(1)	The all-in interest rate reflects the straight-line amortization of the terminated swap agreements and original issuance discount, as applicable.

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

Senior Unsecured Notes – Private Placements

The Senior Unsecured Notes were issued in private placements (collectively the “Private Placements”) to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

In May 2025, the Operating Partnership completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.600% Notes due 2035 (the “2035 Senior Unsecured Public Notes”). The public offering was priced at 99.297% of the principal amount, resulting in proceeds of $397.2 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $325.0 million of forward-starting interest rate swap agreements that hedged the 2035 Senior Unsecured Public Notes, receiving $13.6 million, net upon termination.

In addition, in May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.

Senior Unsecured Revolving Credit Facility and Commercial Paper Program

The following table presents the balances outstanding under the senior unsecured revolving credit facility and commercial paper program as of the dates presented (in thousands):

	Interest Rate	Maturity	June 30, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility (1)	5.23%	August 2028	$—	$158,000
Commercial Paper Notes (2)	4.62%	Various	247,000	—
Total			$247,000	$158,000
(1)	At June 30, 2025, the Revolving Credit Facility would have incurred interest of 5.23%, which is comprised of SOFR of 4.40%, the pricing grid spread of 72.5 basis points and the 10 basis point SOFR adjustment.
(2)	As of June 30, 2025, the weighted-average maturity of the outstanding Commercial Paper Notes was less than one month.

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

The Revolving Credit Facility serves as a backstop for the Company’s commercial paper program and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

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

Commercial Paper Program

In March 2025, the Operating Partnership established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, fixed rate, unsecured commercial paper notes (the “Commercial Paper Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Commercial Paper Notes outstanding under the Commercial Paper Program at any time not to exceed $625.0 million. The Commercial Paper Notes can have maturities of up to 397 days from the date of issue and are guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership. The Company’s Revolving Credit Facility serves as a liquidity backstop for the repayment of the Commercial Paper Notes outstanding.

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2025 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2025 (1)	$520	$247,000	$247,520
2026	629	—	629
2027	—	50,000	50,000
2028 (2)	—	410,000	410,000
2029	—	492,250	492,250
Thereafter	—	2,050,000	2,050,000
Total scheduled principal payments	$1,149	$3,249,250	$3,250,399
(1)	At June 30, 2025, the Commercial Paper Notes had a weighted-average maturity of less than one month.
(2)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had no borrowings outstanding as of June 30, 2025.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of June 30, 2025.

Note 6 – Common and Preferred Stock

Authorized Shares of Common Stock

In May 2025, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 180 million shares to 360 million shares.

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

Common Stock Offering

In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of June 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $387.2 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of June 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $366.9 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of June 30, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

The following table summarizes the ATM programs that were in place during 2025 and 2024:

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of June 30, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
September 2022	(1)	$750.0	10,217,973		10,217,973	—		$670.3
February 2024	(1)	$1,000.0	10,409,017		6,105,388	4,303,629	(3)	$705.1
October 2024		$1,250.0	2,938,499	(2)	—	2,938,499	(4)	$221.7

(1)	Applicable ATM program terminated and no future forward sales will occur under the program.
(2)

After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $1.03 billion of availability under the October 2024 Program as of June 30, 2025.

(3)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between August 2025 and October 2025.
(4)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and October 2026.

The following table summarizes the ATM activity completed during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares of common stock sold under the ATM programs	362,021	3,235,964	2,770,222	3,256,707
Shares of common stock settled under the ATM programs	663,892	—	3,329,890	—
Net proceeds received (in millions)	$41.2	$—	$224.5	$—

Note 7 – Dividends and Distributions Payable

During the three months ended June 30, 2025 and 2024, the Company declared monthly dividends of $0.256 and $0.250, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2025 and 2024, while the June dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at June 30, 2025 and 2024. The June 2025 and 2024 dividends per common share and distributions per Operating Partnership Common Units were paid on July 15, 2025 and July 15, 2024, respectively.

During the three months ended June 30, 2025 and 2024, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for April and May were paid during the three months ended June 30, 2025 and 2024, while the June dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at June 30, 2025 and 2024. The June 2025 and 2024 dividends per Depositary Share were paid on July 1, 2025 and July 1, 2024, respectively.

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

In December 2023, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $150.0 million of long-term debt. In addition, in May 2024, the Company entered into a $150.0 million US Treasury lock at 4.51% to hedge against variability in future cash flows resulting from changes in interest rates. The Company terminated the $150.0 million forward-starting interest rate swap agreements and the $150.0 million US Treasury lock in May 2024, upon completion of the underwritten public offering of the 2034 Senior Unsecured Public Notes, receiving $4.4 million, net upon termination. This settlement was included as a component of accumulated other comprehensive income (“OCI”), to be recognized as an adjustment to income over the term of the debt.

During 2024 and 2025, the Company entered into $325.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company terminated the $325.0 million forward-starting interest rate swap agreements upon completion of the underwritten public offering of the 2035 Senior Unsecured Public Notes, receiving $13.6 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.

Recognition

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheets. The Company recognizes its derivatives within other assets, net and accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

Changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment are recognized as a component of OCI.

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that $5.2 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments [1]		Notional Amount[1]
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2025	2024	2025	2024
Interest rate swaps	3	11	$350,000	$550,000

(1)	Number of instruments and total notional amounts disclosed includes all interest rate swap agreements outstanding at the balance sheets date, including forward-starting interest rate swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Other assets, net	$—	$17,526

	Liability Derivatives
	June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$2,621	$—

The tables below present the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended June 30,	2025	2024		2025	2024
Interest rate swaps	$4,100	$5,722	Interest expense	$(1,545)	$(2,225)

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Six Months Ended June 30,	2025	2024		2025	2024
Interest rate swaps	$(5,256)	$18,813	Interest expense	$(2,956)	$(4,422)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2025.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in a liability position of $2.4 million as of June 30, 2025 and an asset position of $17.9 million as of December 31, 2024, respectively. There was no offsetting of derivative assets or liabilities as of June 30, 2025 and December 31, 2024.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis and fair value level as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value
	Level 2	Level 2
Derivative assets - interest rate swaps	$—	$17,526
Derivative liabilities - interest rate swaps	$2,621	$—

Other Financial Instruments

The carrying values of cash and cash equivalents, cash held in escrow, accounts receivable and accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments.

The fair value of the Commercial Paper Notes is estimated to be equal to the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates.

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

The table below presents the carrying value, fair value and fair value level of the Company’s debt as of the dates presented (in thousands):

	June 30, 2025			December 31, 2024
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 2	Level 3	Value	Level 2	Level 3
Mortgage Notes Payable	$41,886	$—	$40,796	$42,210	$—	$40,591
Unsecured Term Loan	$347,767	$347,767	$—	$347,452	$347,452	$—
Senior Unsecured Notes	$2,582,892	$2,499,776	$—	$2,237,759	$2,078,885	$—
Unsecured Revolving Credit Facility	$—	$—	$—	$158,000	$158,000	$—
Commercial Paper Notes	$247,000	$247,000	$—	$—	$—	$—

Note 10 – Equity Incentive Plan

In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of June 30, 2025, there were 1,720,949 shares of common stock available for issuance under the 2024 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company recognized expense related to restricted share grants of $1.6 million and $1.5 million during the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $2.8 million during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $10.8 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2024	218	$63.65
Restricted stock granted	84	72.83
Restricted stock vested	(90)	65.30
Restricted stock forfeited	(16)	65.45
Unvested restricted stock at June 30, 2025	196	$66.70

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

The following assumptions were used when determining the grant date fair value:

	2025	2024
Expected term (years)	2.9	2.9
Volatility	19.6%	20.0%
Risk-free rate	4.2%	4.5%

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $1.3 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $2.2 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $9.7 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.2 years.

For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $0.5 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.2 years.

Performance units activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2024	157	$67.50
Performance units granted	90	79.61
Performance units - three-year performance period completed	(34)	68.59
Performance units and shares - three-year performance period to be completed at June 30, 2025	213	$72.42

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2024	26	$74.58
Shares earned at completion of three-year performance period (1)	51	68.59
Shares vested	(35)	74.13
Performance shares - three-year performance period completed but not yet vested at June 30, 2025	42	$67.64
(1)	Performance units granted in 2022 for which the three-year performance period was completed in 2025 were earned at the 150% performance level.

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

During the six months ended June 30, 2025, 18,467 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $72.83 per share. During the year ended December 31, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share.

The Company recognized expense relating to restricted share grants to the board members of $0.3 million for each of the three months ended June 30, 2025 and 2024 and $0.6 million and $0.7 million for the six months ended June 30, 2025 and

2024, respectively. As of June 30, 2025, there was $0.8 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of their annual service.

Note 11 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2025 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.

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

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of June 30, 2025. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of June 30, 2025, the Company’s portfolio consisted of 2,513 properties located in all 50 states and totaling approximately 52.0 million square feet of gross leasable area (“GLA”). The portfolio was approximately 99.6% leased and had a weighted average remaining lease term of approximately 8.0 years. A significant majority of the Company’s properties are leased to national tenants and approximately 67.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $6.95 billion in net investment amount representing 2,202 properties with 45.8 million square feet of GLA as of June 30, 2024 to approximately $7.96 billion in net investment amount representing 2,513 properties with 52.0 million square feet of GLA at June 30, 2025. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2025 on acquisitions that were made during 2024. Similarly, the full rental income impact of acquisitions made during 2025 to date will not be seen until the remainder of 2025.

Acquisitions

The following summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Number of properties acquired	91	137
Location (by state)	29	36
Tenant retail sectors	21	25
Weighted-average lease term (years)	12.2	12.8
Underwritten weighted-average capitalization rate (1)	7.1%	7.2%
Total purchase price, including acquisition and closing costs	$329,175	$687,371

(1)	Weighted-average capitalization rate for acquisitions is the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

Development and Developer Funding Platform

The following summarizes the Company’s development and Developer Funding Platform activity during the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Projects completed	4	10
Projects commenced	1	5
Projects under construction at period-end	15	15

Dispositions

The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Number of properties sold	4	5
Net proceeds	$5,775	$8,158
Gain on sale of assets, net	$1,510	$2,282

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	Three Months Ended		Variance
	June 30, 2025	June 30, 2024	(in dollars)	(percentage)
Rental Income	$175,397	$152,424	$22,973	15%
Real Estate Tax Expense	$12,833	$10,721	$2,112	20%
Property Operating Expense	$8,416	$6,487	$1,929	30%
Depreciation and Amortization Expense	$58,939	$50,454	$8,485	17%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.6 million, or 17%, to $11.3 million for the three months ended June 30, 2025, compared to $9.7 million for the three months ended June 30, 2024. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense. General and administrative expenses as a percentage of total revenue was 6.5% for the three months ended June 30, 2025 up from 6.4% for the three months ended June 30, 2024.

Interest expense, net increased $5.9 million, or 22%, to $32.3 million for the three months ended June 30, 2025, compared to $26.4 million for the three months ended June 30, 2024. The increase in interest expense, net was primarily a result of higher levels of borrowings during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $5.1 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025 and the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025.  In addition, interest expense on the Revolving Credit Facility (defined below) and Commercial Paper Notes (defined below) increased approximately $0.9 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the three months ended June 30, 2025 compared to the same period in 2024.

The Company recognized a $3.0 million provision for impairment during the three months ended June 30, 2025, while no impairment was recognized during the three months ended June 30, 2024. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain on the sale of assets of $1.5 million was recognized on the disposition of four assets during the three months ended June 30, 2025 as compared to a net gain on the sale of assets of $7.2 million on the disposition of 10 assets during the three months ended June 30, 2024.  Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales, net are not necessarily comparable period-to-period.

Income and other tax expense decreased $0.6 million to $0.4 million for the three months ended June 30, 2025, compared to $1.0 million for the three months ended June 30, 2024 due to decreases in taxes as a result of state tax law changes and related refunds.

Net income decreased $5.5 million, or 10%, to $49.4 million for the three months ended June 30, 2025, compared to $54.9 million for the three months ended June 30, 2024.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders decreased $5.6 million, or 10%, to $47.3 million for the three months ended June 30, 2025, compared to $52.9 million for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	Six Months Ended		Variance
	June 30, 2025	June 30, 2024	(in dollars)	(percentage)
Rental Income	$344,510	$301,847	$42,663	14%
Real Estate Tax Expense	$24,346	$21,422	$2,924	14%
Property Operating Expense	$16,797	$13,860	$2,937	21%
Depreciation and Amortization Expense	$114,693	$98,917	$15,776	16%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as further described under Results of Operations - Overall above.

General and administrative expenses increased $2.9 million, or 15%, to $22.1 million for the six months ended June 30, 2025, compared to $19.2 million for the six months ended June 30, 2024. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense. General and administrative expenses as a percentage of total revenue was 6.4% for the six months ended June 30, 2025 and the six months ended June 30, 2024.

Interest expense, net increased $12.1 million, or 24%, to $63.0 million for the six months ended June 30, 2025, compared to $50.9 million for the six months ended June 30, 2024. The increase in interest expense, net was primarily a result of higher levels of borrowings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $11.6 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025 and the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $0.9 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during six months ended June 30, 2025 compared to the same period in 2024.

The Company recognized a $7.3 million provision for impairment during the six months ended June 30, 2025, while $4.5 million was recognized during the six months ended June 30, 2024. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain on the sale of assets of $2.3 million was recognized on the disposition of five assets during the six months ended June 30, 2025 as compared to a net gain on the sale of assets of $9.3 million on the disposition of 16 assets during the six months ended June 30, 2024.  Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales, net are not necessarily comparable period-to-period.

Income and other tax expense decreased $0.9 million to $1.3 million for the six months ended June 30, 2025, compared to $2.2 million for the six months ended June 30, 2024 due to decreases in taxes as a result of state tax law changes and related refunds.

Net income decreased $3.4 million, or 3%, to $96.5 million for the six months ended June 30, 2025, compared to $99.9 million for the six months ended June 30, 2024.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders decreased $3.4 million, or 4%, to $92.5 million for the six months ended June 30, 2025, compared to $95.9 million for the six months ended June 30, 2024.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of June 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $387.2 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In May 2025, the Operating Partnership completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.600% Notes due 2035 (the “2035 Senior Unsecured Public Notes”). The public offering was priced at 99.297% of the principal amount, resulting in proceeds of $397.2 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $325.0 million of forward-starting interest rate swap agreements that hedged the 2035 Senior Unsecured Public Notes, receiving $13.6 million, net upon termination.

In addition, in May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of June 30, 2025, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility (defined below). As of June 30, 2025, the Company had over $2.30 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow of $8.9 million, unsettled forward equity of $1.29 billion and $1.00 billion of availability under our Revolving Credit Facility, adjusted to reflect the outstanding Commercial Paper Notes, subject to compliance with covenants.

The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its Revolving Credit Facility, the issuance of debt and the issuance or settlement of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

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

Capitalization

As of June 30, 2025, the Company’s total enterprise value was approximately $11.53 billion. Total enterprise value consisted of $8.11 billion of common equity (based on the June 30, 2025 closing price of the Company’s common stock on the NYSE of $73.06 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $3.25 billion of total debt principal including (i) $247.0 million of borrowings under its Revolving Credit Facility and outstanding Commercial Paper Notes; (ii) $2.61 billion of senior unsecured notes; (iii) $350.0 million under its unsecured term loan; (iv) $43.4 million of mortgage notes payable; less $8.9 million cash, cash equivalents and cash held in escrow. The Company’s total debt principal to total enterprise value was 28.2% as of June 30, 2025.

At June 30, 2025, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 111,013,857 shares of common stock outstanding as of June 30, 2025.

Equity

Authorized Shares of Common Stock

In May 2025, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 180 million shares to 360 million shares.

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

Common Stock Offering

In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of June 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $387.2 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of June 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $366.9 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of June 30, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

The following table summarizes the ATM programs that were in place during 2025 and 2024:

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of June 30, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
September 2022	(1)	$750.0	10,217,973		10,217,973	—		$670.3
February 2024	(1)	$1,000.0	10,409,017		6,105,388	4,303,629	(3)	$705.1
October 2024		$1,250.0	2,938,499	(2)	—	2,938,499	(4)	$221.7

(1)	Applicable ATM program terminated and no future forward sales will occur under the program.
(2)

After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $1.03 billion of availability under the October 2024 Program as of June 30, 2025.

(3)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between August 2025 and October 2025.
(4)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and October 2026.

The following table summarizes the ATM activity completed during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares of common stock sold under the ATM programs	362,021	3,235,964	2,770,222	3,256,707
Shares of common stock settled under the ATM programs	663,892	—	3,329,890	—
Net proceeds received (in millions)	$41.2	$—	$224.5	$—

Debt

The table below summarizes the Company’s outstanding debt as of the dates presented (dollars in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	June 30, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility and Commercial Paper Notes
Revolving Credit Facility (1)	5.23%		August 2028	$—	$158,000
Commercial Paper Notes (2)	4.62%		Various	247,000	—
Total Revolving Credit Facility and Commercial Paper Notes				$247,000	$158,000

Unsecured Term Loan
2029 Unsecured Term Loan (3)	4.52%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (4)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$—	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (5)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (5)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (5)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (5)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes (5)	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes (5)	5.35%	5.60%	June 2035	400,000	—
Total Senior Unsecured Notes				$2,610,000	$2,260,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	1,149	1,654
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$43,399	$43,904

Total Principal Amount Outstanding				$3,250,399	$2,811,904

(1) At June 30, 2025, the Revolving Credit Facility would have incurred interest of 5.23%, which is comprised of SOFR of 4.40%, the pricing grid spread of 72.5 basis points and the 10 basis point SOFR adjustment.

(2) As of June 30, 2025, the weighted-average maturity of the Commercial Paper Notes outstanding was less than one month.

(3)

The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed weighted average interest rate of 3.57%.

(4) All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.

(5) The principal amounts outstanding are presented excluding their original issue discounts.

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

The Revolving Credit Facility serves as a backstop for the Company’s Commercial Paper Program and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

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

Commercial Paper Program

In March 2025, the Operating Partnership established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, fixed interest rate, unsecured commercial paper notes (the “Commercial Paper Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Commercial Paper Notes outstanding under the Commercial Paper Program at any time not to exceed $625.0 million. The Commercial Paper Notes can have maturities of up to 397 days from the date of issue and are guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership. The Company’s Revolving Credit Facility serves as a liquidity backstop for the repayment of the Commercial Paper Notes outstanding.

Unsecured Term Loan

In July 2023, the Company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. The Company used the existing $350.0 million of forward-starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

Senior Unsecured Notes – Private Placement

The Senior Unsecured Notes were issued in private placements (collectively the “Private Placements”) to individual investors. The Private Placements did not involve a public offering in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

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

In May 2025, the Operating Partnership completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.600% Notes due 2035 (the “2035 Senior Unsecured Public Notes”). The public offering was priced at 99.297% of the principal amount, resulting in proceeds of $397.2 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $325.0 million of forward-starting interest rate swap agreements that hedged the 2035 Senior Unsecured Public Notes, receiving $13.6 million, net upon termination.

In May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.

Mortgage Notes Payable

As of June 30, 2025, the Company had total gross mortgage indebtedness of $43.4 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $74.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.70% as of June 30, 2025.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of June 30, 2025.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its real estate investment portfolio. Net cash provided by operating activities for the six months ended June 30, 2025 increased by $34.3 million over the same period in 2024, primarily due to the increase in the size of the Company’s real estate investment portfolio, an increase in proceeds from the settlement of interest rate swaps and changes in working capital.

Investing - Net cash used in investing activities was $423.7 million greater during the six months ended June 30, 2025, compared to the same period in 2024 primarily due to:

●	$369.1 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
●	$48.5 million decrease in proceeds from asset sales due to decreased disposition volume during the six months ended June 30, 2025, compared to the same period in 2024. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	$6.5 million increase in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.

Financing - Net cash provided by financing activities increased by $382.1 million during the six months ended June 30, 2025, compared to the same period in 2024 primarily due to:

●	$273.0 million increase in cash due to net borrowings on the Revolving Credit Facility and Commercial Paper Program. Net borrowings on the Revolving Credit Facility and outstanding Commercial Paper Notes were $89.0 million during the six months ended June 30, 2025, while $184.0 million of net repayments were completed over the same period in 2024;
●	$224.2 million increase in net proceeds from the issuance of common stock;

●	$50.0 million repayment of the 2025 Senior Unsecured Notes, no similar repayments were made during the six months ended June 30, 2024;
●	$47.5 million decrease in proceeds from the issuance of Senior Unsecured Public Notes; and
●	$16.2 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the three months ended June 30, 2025 of $3.072 per common share represents a 2.4% increase over the annualized dividend amount of $3.000 per common share declared in the same period in 2024.

Material Cash Requirements

In conducting its business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Details on these obligations as of June 30, 2025, including expected settlement periods, is presented below (in thousands):

	2025
	(remaining)	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$520	$629	$—	$—	$42,250	$—	$43,399
Revolving Credit Facility and Commercial Paper Notes (1)	247,000	—	—	—	—	—	247,000
Unsecured Term Loan	—	—	—	—	350,000	—	350,000
Senior Unsecured Notes	—	—	50,000	410,000	100,000	2,050,000	2,610,000
Land Lease Obligations	999	2,022	1,884	1,855	1,846	34,702	43,308
Estimated Interest Payments on Outstanding Debt (2)	63,718	127,315	126,059	120,059	97,084	323,523	857,758
Total	$312,237	$129,966	$177,943	$531,914	$591,180	$2,408,225	$4,151,465

(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029. The weighted-average maturity of the Commercial Paper Notes outstanding at June 30, 2025 was less than one month.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the six months ended June 30, 2025, the Company had 25 development or DFP projects completed or under construction, for which 15 remain under construction as of June 30, 2025. Anticipated total costs for the 15 projects are approximately $99.0 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended June 30, 2025, the Company declared monthly dividends of $0.256 per common share. Holders of the Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2025, while June dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at June 30, 2025 and were paid on July 15, 2025.

During the quarter ended June 30, 2025, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for April and May were paid during the quarter. The June dividends were recorded as a liability on the condensed consolidated balance sheets at June 30, 2025 and were paid on July 1, 2025.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reconciliation from Net Income to Funds from Operations
Net income	$49,353	$54,913	$96,501	$99,927
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net income attributable to Operating Partnership common unitholders	47,494	53,054	92,783	96,209
Depreciation of rental real estate assets	38,698	33,531	75,861	65,497
Amortization of lease intangibles - in-place leases and leasing costs	19,679	16,424	37,743	32,420
Provision for impairment	2,961	—	7,292	4,530
(Gain) loss on sale or involuntary conversion of assets, net	(1,510)	(7,176)	(2,282)	(9,217)
Funds from Operations - Operating Partnership common unitholders	$107,322	$95,833	$211,397	$189,439

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	8,620	8,381	17,250	16,759
Core Funds from Operations - Operating Partnership common unitholders	$115,942	$104,214	$228,647	$206,198

Straight-line accrued rent	(3,789)	(3,496)	(7,798)	(6,343)
Stock-based compensation expense	3,259	2,789	6,388	5,213
Amortization of financing costs and original issue discounts	1,703	1,302	3,315	2,488
Non-real estate depreciation	562	499	1,089	1,000
Adjusted Funds from Operations - Operating Partnership common unitholders	$117,677	$105,308	$231,641	$208,556

Funds from Operations per common share and partnership unit - diluted	$0.97	$0.95	$1.93	$1.88
Core Funds from Operations per common share and partnership unit - diluted	$1.05	$1.03	$2.09	$2.05
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.06	$1.04	$2.12	$2.07

Weighted average shares and Operating Partnership common units outstanding
Basic	110,105,665	100,697,562	108,766,630	100,667,210
Diluted	110,724,840	100,802,322	109,344,041	100,763,085

Additional supplemental disclosure
Scheduled principal repayments	$254	$239	$505	$474
Capitalized interest	$497	$398	$939	$701
Capitalized building improvements	$2,762	$3,296	$3,362	$3,789

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

	2025
	(remaining)	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$520	$629	$—	$—	$42,250	$—	$43,399
Interest Rate	6.27%	6.27%			3.63%

Revolving Credit Facility (1) and Commercial Paper Notes (2)	$247,000	$—	$—	$—	$—	$—	$247,000
Interest Rate	4.62%

Unsecured Term Loan	$—	$—	$—	$—	$350,000	$—	$350,000
Interest Rate (3)					4.52%

Senior Unsecured Notes	$—	$—	$50,000	$410,000	$100,000	$2,050,000	$2,610,000
Interest Rate			4.26%	2.45%	4.19%	4.30%

(1)	The Revolving Credit Facility had no outstanding balance as of June 30, 2025. The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	The weighted-average maturity of the Commercial Paper Notes outstanding at June 30, 2025 was less than one month.
(3)	The interest rate of the Unsecured Term Loan reflects the credit spread of 85 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of June 30, 2025; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable SOFR rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2029 Unsecured Term Loan which matures January 2029. As of June 30, 2025, these interest rate swaps were valued as a liability of approximately $2.6 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2025. Refer to Note 8 – Derivative Instruments and Hedging Activity in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the Company’s hedging activities.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.8 million and $2.50 billion, respectively, as of June 30, 2025. The fair value of the Commercial Paper Notes is estimated to equal the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

At June 30, 2025, our outstanding mortgage notes payable and Senior Unsecured Notes had fixed interest rates. Interest on our Revolving Credit Facility and Unsecured Term Loan is variable, and as a result, we are subject to interest rate risk with respect to such floating-rate debt. In addition, given the short-term nature of the Commercial Paper Notes, we are subject to interest rate risk related to the borrowings.

There are no borrowings outstanding under the Revolving Credit Facility and $247.0 million of Commercial Paper Notes outstanding at June 30, 2025, as a result a hypothetical 100-basis point increase or decrease in market interest rates, assuming no change in the amount outstanding on these borrowings, would change annual interest expense by $2.5 million.

The variable interest rate feature on our Unsecured Term Loan has been mitigated by interest rate swap agreements.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended June 30, 2025 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
April 1, 2025 - April 30, 2025	42	$78.72	—	—
May 1, 2025 - May 31, 2025	86	75.17	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	128	$76.33	—	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.1.8	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.2.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

4.1

Indenture Officer’s Certificate, dated as of May 23, 2025, among the Company, the Parent Guarantor and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 23, 2025).

4.2	Form of Global Note for 5.600% Notes due 2035 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 23, 2025).

4.3	Form of 2035 Guarantee by and among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 23, 2025).

10.1	Agree Realty Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

22*	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income, (iii) the condensed consolidated statements of equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

†   The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Agree Realty Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Agree Realty Corporation

/s/ Joel N. Agree
Joel N. Agree
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Peter Coughenour
Peter Coughenour
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: July 31, 2025