Form 10-Q
period 2025-09-30
AGREE REALTY CORP
filed 2025-10-21
CIK 917251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025, or

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

As of October 20, 2025, the Registrant had 114,934,390 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate investments
Land	$2,787,363	$2,514,167
Buildings	6,123,531	5,412,564
Less accumulated depreciation	(677,700)	(564,429)
	8,233,194	7,362,302
Property under development	64,047	55,806
Net real estate investments	8,297,241	7,418,108

Real estate held for sale, net	706	—
Cash and cash equivalents	13,696	6,399
Cash held in escrow	3,182	—
Accounts receivable - tenants, net	117,602	106,416
Lease intangibles, net of accumulated amortization of $546,136 and $461,419 at September 30, 2025 and December 31, 2024, respectively	966,964	864,937
Other assets, net	84,639	90,586

Total Assets	$9,484,030	$8,486,446

LIABILITIES
Mortgage notes payable, net	$41,718	$42,210
Unsecured term loan, net	347,900	347,452
Senior unsecured notes, net	2,583,685	2,237,759
Unsecured revolving credit facility and commercial paper notes	389,000	158,000
Dividends and distributions payable	29,927	27,842
Accounts payable, accrued expenses, and other liabilities	161,782	116,273
Lease intangibles, net of accumulated amortization of $48,671 and $46,003 at September 30, 2025 and December 31, 2024, respectively	56,777	46,249

Total Liabilities	3,610,789	2,975,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at September 30, 2025 and December 31, 2024	175,000	175,000
Common stock, $.0001 par value, 360,000,000 and 180,000,000 shares authorized, 114,134,251 and 107,248,705 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11	10
Additional paid-in-capital	6,247,606	5,765,582
Dividends in excess of net income	(581,162)	(470,622)
Accumulated other comprehensive income	31,528	40,076

Total equity - Agree Realty Corporation	5,872,983	5,510,046
Non-controlling interest	258	615
Total Equity	5,873,241	5,510,661

Total Liabilities and Equity	$9,484,030	$8,486,446

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per-share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Rental income	$183,191	$154,292	$527,701	$456,139
Other	31	40	208	222
Total Revenues	183,222	154,332	527,909	456,361

Operating Expenses
Real estate taxes	13,173	11,935	37,519	33,357
Property operating expenses	8,243	6,015	25,040	19,875
Land lease expense	556	421	1,592	1,251
General and administrative	10,887	9,114	32,990	28,336
Depreciation and amortization	61,179	51,504	175,872	150,421
Provision for impairment	2,980	2,694	10,272	7,224
Total Operating Expenses	97,018	81,683	283,285	240,464

Gain on sale of assets, net	924	1,850	3,207	11,102
Gain (loss) on involuntary conversion, net	132	(56)	132	(91)
Income from Operations	87,260	74,443	247,963	226,908

Other (Expense) Income
Interest expense, net	(35,212)	(28,942)	(98,250)	(79,809)
Income and other tax expense	(225)	(1,077)	(1,475)	(3,231)
Other income	456	104	542	587
Net Income	52,279	44,528	148,780	144,455

Less net income attributable to non-controlling interest	162	153	468	497
Net income attributable to Agree Realty Corporation	52,117	44,375	148,312	143,958
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net Income Attributable to Common Stockholders	$50,258	$42,516	$142,734	$138,380

Net Income Per Share Attributable to Common Stockholders
Basic	$0.45	$0.42	$1.30	$1.38
Diluted	$0.45	$0.42	$1.30	$1.37

Other Comprehensive Income
Net income	$52,279	$44,528	$148,780	$144,455
Amortization of interest rate swaps	(1,077)	(739)	(2,692)	(2,043)
Change in fair value and settlement of interest rate swaps	713	(11,760)	(5,884)	3,955
Total comprehensive income	51,915	32,029	140,204	146,367
Less comprehensive income attributable to non-controlling interest	161	110	441	504

Comprehensive Income Attributable to Agree Realty Corporation	$51,754	$31,919	$139,763	$145,863

Weighted Average Number of Common Shares Outstanding - Basic	111,277,316	100,383,207	109,383,735	100,343,493

Weighted Average Number of Common Shares Outstanding - Diluted	111,511,615	101,715,311	109,875,336	100,882,858

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and per-share data)

(Unaudited)

							Accumulated
						Dividends in	Other
	Preferred Stock		Common Stock		Additional	excess of net	Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	income	Income	Interest	Equity
Balance, December 31, 2024	7,000	$175,000	107,248,705	$10	$5,765,582	$(470,622)	$40,076	$615	$5,510,661
Issuance of common stock, net of issuance costs	—	—	2,665,998	1	183,090	—	—	—	183,091
Repurchase of common shares	—	—	(50,038)	—	(3,645)	—	—	—	(3,645)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	153,925	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,129	—	—	—	3,129
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(82,574)	—	(264)	(82,838)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(10,732)	(35)	(10,767)
Net income	—	1,859	—	—	—	45,137	—	152	47,148
Balance, March 31, 2025	7,000	$175,000	110,018,590	$11	$5,948,156	$(508,059)	$29,344	$468	$5,644,920
Issuance of common stock, net of issuance costs	—	—	663,892	—	41,104	—	—	—	41,104
Repurchase of common shares	—	—	(128)	—	(9)	—	—	—	(9)
Forfeiture of restricted stock	—	—	(16,116)	—	(52)	—	—	—	(52)
Stock-based compensation	—	—	—	—	3,311	—	—	—	3,311
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(84,652)	—	(267)	(84,919)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	2,547	8	2,555
Net income	—	1,859	—	—	—	47,339	—	155	49,353
Balance, June 30, 2025	7,000	$175,000	110,666,238	$11	$5,992,510	$(545,372)	$31,891	$364	$5,654,404
Issuance of common stock, net of issuance costs	—	—	3,468,967	—	251,851	—	—	—	251,851
Repurchase of common shares	—	—	(826)	—	(61)	—	—	—	(61)
Forfeiture of restricted stock	—	—	(128)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,306	—	—	—	3,306
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Common stock dividends and distributions declared for the period	—	—	—	—	—	(86,048)	—	(267)	(86,315)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(363)	(1)	(364)
Net income	—	1,859	—	—	—	50,258	—	162	52,279
Balance, September 30, 2025	7,000	$175,000	114,134,251	$11	$6,247,606	$(581,162)	$31,528	$258	$5,873,241

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2025	$0.266
For the three months ended June 30, 2025	$0.266
For the three months ended September 30, 2025	$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2025		$0.759
For the three months ended June 30, 2025		$0.768
For the three months ended September 30, 2025		$0.768

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

AGREE REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities
Net income	$148,780	$144,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,872	150,421
Amortization from above (below) market lease intangibles, net	26,427	24,886
Amortization from financing costs, credit facility costs and debt discount	5,401	4,610
Stock-based compensation	9,694	7,993
Straight-line accrued rent	(12,774)	(9,675)
Provision for impairment	10,272	7,224
Settlement of interest rate swaps	13,551	4,355
Gain on sale of assets	(3,207)	(11,102)
Change in accounts receivable	1,561	(6,579)
Change in other assets	(16,829)	(12,577)
Change in accounts payable, accrued expenses, and other liabilities	34,073	36,564
Net Cash Provided by Operating Activities	392,821	340,575

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,089,670)	(531,915)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $1,497 in 2025 and $1,126 in 2024)	(102,085)	(67,163)
Payment of leasing costs	(1,142)	(1,562)
Net proceeds from sale of assets	22,772	63,573
Net Cash Used in Investing Activities	(1,170,125)	(537,067)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	476,046	175,127
Repurchase of common shares	(3,715)	(2,262)
Unsecured revolving credit facility and commercial paper notes borrowings	19,151,777	598,000
Unsecured revolving credit facility and commercial paper notes repayments	(18,920,777)	(776,000)
Payments of mortgage notes payable	(763)	(717)
Proceeds from senior unsecured notes	397,188	444,722
Payments of senior unsecured notes	(50,000)	—
Payment of Series A preferred dividends	(5,578)	(5,578)
Payment of common stock dividends	(251,190)	(225,341)
Distributions to non-controlling interest	(797)	(778)
Payments for financing costs	(4,408)	(11,968)
Net Cash Provided by Financing Activities	787,783	195,205

Change in Cash and Cash Equivalents and Cash Held in Escrow	10,479	(1,287)
Cash and cash equivalents and cash held in escrow, beginning of period	6,399	14,524
Cash and cash equivalents and cash held in escrow, end of period	$16,878	$13,237

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	$72,445	$56,520
Cash paid for income tax, net of refunds	$1,284	$3,693

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Lease right of use assets added under new ground leases	$1,767	$961
Lease right of use assets removed as a result of acquisition of real property	$2,736	$—
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$29,307	$25,967
Change in accrual of development, construction and other real estate investment costs	$9,131	$4,384

See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of September 30, 2025 and December 31, 2024. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.

The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of September 30, 2025 and December 31, 2024. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 114,481,870 shares of common stock outstanding at September 30, 2025.

As of September 30, 2025, the Company owned 2,603 properties, with a total gross leasable area (“GLA”) of approximately 53.7 million square feet.

The terms the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025.

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

The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease intangibles (in-place)	$19,490	$16,912	$56,896	$49,053
Lease intangibles (above-market)	10,801	9,670	31,076	29,003
Lease intangibles (below-market)	(1,457)	(1,376)	(4,649)	(4,117)
Total	$28,834	$25,206	$83,323	$73,939

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease intangibles (in-place)	$19,692	$76,565	$69,463	$61,414	$52,989	$244,032	$524,155
Lease intangibles (above-market)	11,275	43,852	41,230	37,364	33,774	275,314	442,809
Lease intangibles (below-market)	(1,390)	(5,745)	(5,397)	(4,618)	(4,004)	(35,623)	(56,777)
Total	$29,577	$114,672	$105,296	$94,160	$82,759	$483,723	$910,187

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

The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$13,696	$6,399
Cash held in escrow	3,182	—
Total of cash and cash equivalents and cash held in escrow	$16,878	$6,399

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

Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable – tenants, net line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at September 30, 2025 and December 31, 2024 was $90.0 million and $77.3 million, respectively.

The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at September 30, 2025 and December 31, 2024 was $18.7 million and $15.8 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the condensed consolidated balance sheets.

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

As of September 30, 2025, the Company had two leases across two tenants where collection is not considered probable. For these tenants, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables.

In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at September 30, 2025 and December 31, 2024.

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

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to Agree Realty Corporation	$52,117	$44,375	$148,312	$143,958
Less: Series A preferred stock dividends	(1,859)	(1,859)	(5,578)	(5,578)
Net income attributable to common stockholders	50,258	42,516	142,734	138,380
Less: Income attributable to unvested restricted shares	(112)	(112)	(333)	(377)
Net income used in basic and diluted earnings per share	$50,146	$42,404	$142,401	$138,003

Weighted average number of common shares outstanding	111,531,032	100,655,314	109,637,451	100,615,600
Less: Unvested restricted shares	(253,716)	(272,107)	(253,716)	(272,107)
Weighted average number of common shares outstanding used in basic earnings per share	111,277,316	100,383,207	109,383,735	100,343,493

Weighted average number of common shares outstanding used in basic earnings per share	111,277,316	100,383,207	109,383,735	100,343,493
Effect of dilutive securities:
Share-based compensation	212,944	181,468	217,065	150,760
ATM Forward Equity Offerings	19,953	1,150,636	197,635	388,605
October 2024 Forward Equity Offering	1,402	—	75,416	—
April 2025 Forward Equity Offering	—	—	1,485	—
Weighted average number of common shares outstanding used in diluted earnings per share	111,511,615	101,715,311	109,875,336	100,882,858

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	111,859,234	102,062,930	110,222,955	101,230,477

The following summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Common stock related to forward equity offerings	328,308	-	129,161	-
Anti-dilutive share-based compensation	-	34	-	408

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

The One Big Beautiful Bill Act, which passed on July 4, 2025, increased the percentage limit under the REIT asset test applicable to TRSs for taxable years beginning after December 31, 2025, and thus beginning in 2026 the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets (rather than the prior 20% limit).

Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the condensed consolidated statements of operations and comprehensive income.

The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for three and nine months ended September 30, 2025 and 2024.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 is intended to increase the operability of the accounting for internal-use software costs by removing all references to software development project stages. ASU 2025-06 requires capitalization of software costs to start when management has authorized and committed to funding the software project, it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period.  The Company continues to evaluate the impact of the guidance.

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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total lease payments	$187,574	$159,566	$541,661	$471,652
Less: Operating cost reimbursements, termination income and percentage rents	21,090	16,246	60,831	52,752
Total non-variable lease payments	$166,484	$143,320	$480,830	$418,900

At September 30, 2025, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Future non-variable lease payments	$171,883	$688,902	$667,378	$629,644	$577,226	$2,963,121	$5,698,154

Deferred Revenue

As of September 30, 2025 and December 31, 2024, there was $29.0 million and $33.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of those dates.

Land Lease Obligations

The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance. As of September 30, 2025 and December 31, 2024, the Company had $45.7 million and $47.5 million, respectively, of right of use assets, net, recognized within other assets, net in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $22.5 million and $21.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.

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

Amortization of right of use assets for operating land leases is classified as land lease expense and was $0.6 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. There was no amortization of right of use assets for finance land leases with purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term, as the underlying leased asset (land) has an infinite life. Interest expense on finance land leases was less than $0.1 million during the three months ended September 30, 2025 and 2024 and $0.2 million during the nine months ended September 30, 2025 and 2024.

In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The following tables include information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating leases:
Operating cash outflows	$454	$299	$1,335	$898
Weighted-average remaining lease term - operating leases (years)	29.6	29.9	29.6	29.9

Finance leases:
Operating cash outflows	$48	$62	$143	$186
Financing cash outflows	$3	$25	$8	$68
Weighted-average remaining lease term - finance leases (years)	26.3	2.2	26.3	2.2

Supplemental Disclosure:
Right of use assets added under new ground leases	$—	$596	$1,767	$961
Right of use assets removed as a result of acquisition of real property	—	—	(2,736)	—
Right of use assets net change	$—	$596	$(969)	$961

The weighted-average discount rate used in computing operating and finance lease obligations approximated 5% and 4% at September 30, 2025 and 2024, respectively.

The following is a maturity analysis of lease liabilities for operating land leases as of September 30, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease payments	$454	$1,835	$1,683	$1,654	$1,644	$28,559	$35,829
Imputed interest	(212)	(819)	(772)	(725)	(677)	(13,321)	(16,526)
Total lease liabilities	$242	$1,016	$911	$929	$967	$15,238	$19,303

The following is a maturity analysis of lease liabilities for finance land leases as of September 30, 2025 (in thousands):

	2025
Year Ending December 31,	(remaining)	2026	2027	2028	2029	Thereafter	Total
Lease payments	$45	$187	$201	$201	$202	$6,143	$6,979
Imputed interest	(55)	(192)	(192)	(191)	(191)	(2,964)	(3,785)
Total lease liabilities	$(10)	$(5)	$9	$10	$11	$3,179	$3,194

Note 4 – Real Estate Investments

Real Estate Portfolio

As of September 30, 2025, the Company owned 2,603 properties, with a total GLA of approximately 53.7 million square feet and net real estate investments of $8.30 billion. The Company owned 2,370 properties, with a total GLA of approximately 48.8 million square feet and net real estate investments of $7.42 billion as of December 31, 2024.

Acquisitions

The following summarizes the Company’s acquisitions completed during the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Number of properties acquired	90	66	227	144

Purchase price allocation, including acquisition and closing costs:
Land	$116,967	$69,558	$264,265	$140,141
Building and improvements	219,789	128,578	651,319	337,594
Lease intangibles, net	65,879	17,901	174,422	53,626
Total purchase price, including acquisition and closing costs	$402,635	$216,037	$1,090,006	$531,361

The 2025 and 2024 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. The weighted average amortization period for the lease intangibles, net acquired during the three and nine months ended September 30, 2025 was 13.5 years and 14.1 years, respectively. None of the Company’s acquisitions during 2025 or 2024 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at September 30, 2025 and 2024.

Developments

The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Projects completed	8	6	18	12
Projects commenced	5	8	10	17
Projects under construction at period-end	12	21	12	21

Dispositions

The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Number of properties sold	8	2	13	18
Net proceeds	$14,615	$6,894	$22,772	$63,573
Gain on sale of assets, net	$924	$1,850	$3,207	$11,102

Assets Held for Sale

The Company classified one property as real estate held for sale as of September 30, 2025 and did not classify any properties as real estate held for sale as of December 31, 2024. Real estate held for sale, net in the condensed consolidated balance sheets is comprised of the following (in thousands):

September 30, 2025
Land	$194
Building	514
Accumulated depreciation	(2)
706
Lease intangibles, net	—
Total real estate held for sale, net	$706

Subsequent to September 30, 2025, one additional property was classified as real estate held for sale.

Provisions for Impairment

As a result of the Company’s review of real estate investments, it recognized the following provision for impairment for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Number of properties impaired	3	2	10	5
Provision for impairment	$2,980	$2,694	$10,272	$7,224
Estimated fair value of impaired properties at time of impairment	$1,665	$5,150	$9,322	$18,800

Note 5 – Debt

As of September 30, 2025, the Company had total gross indebtedness of $3.39 billion, including (i) $43.1 million of mortgage notes payable; (ii) $350.0 million unsecured term loan; (iii) $2.61 billion of senior unsecured notes; and (iv) $389.0 million outstanding under the Revolving Credit Facility (defined below) and Commercial Paper Program (defined below).

Mortgage Notes Payable

As of September 30, 2025, the Company had total gross mortgage indebtedness of $43.1 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of approximately $74.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.68% as of September 30, 2025 and 3.73% as of December 31, 2024.

Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$891	$1,654

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	43,141	43,904
Unamortized debt issuance costs and assumed debt discount, net	(1,423)	(1,694)
Total	$41,718	$42,210

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2025, there were no mortgage loans with full or partial recourse to the Company.

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

Unsecured Term Loan

The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in
	Interest Rate (1)	Maturity	September 30, 2025	December 31, 2024
2029 Unsecured Term Loan	4.47%	January 2029	$350,000	$350,000
Total principal			350,000	350,000
Unamortized debt issuance costs, net			(2,100)	(2,548)
Total			$347,900	$347,452

(1)	Interest rate as of September 30, 2025 reflects the credit spread of 80 basis points, plus a 10 basis point SOFR adjustment and the impact of interest rate swaps which converted $350.0 million of SOFR-based interest to a fixed weighted average interest rate of 3.57%.

In July 2023, the Company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. Due to the Company’s improved credit rating, the credit spread on the 2029 Unsecured Term Loan decreased by five basis points in August 2025. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The First Amendment amended the 2029 Unsecured Term Loan by implementing various covenant and technical amendments to make the 2029 Unsecured Term Loan’s provisions consistent with corresponding provisions in the Revolving Credit Facility (see “Senior Unsecured Revolving Credit Facility” below). The First Amendment did not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.

Senior Unsecured Notes

The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in	Coupon
	Interest Rate (1)	Rate	Maturity	September 30, 2025	December 31, 2024
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$—	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	—
Total principal				2,610,000	2,260,000
Unamortized debt issuance costs and original issue discounts, net				(26,315)	(22,241)
Total				$2,583,685	$2,237,759

(1)	The all-in interest rate reflects the straight-line amortization of the terminated swap agreements and original issuance discount, as applicable.

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

In addition, in May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.

Senior Unsecured Revolving Credit Facility and Commercial Paper Program

The following table presents the balances outstanding under the senior unsecured revolving credit facility and commercial paper program as of the dates presented (in thousands):

	Interest Rate	Maturity	September 30, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility (1)	4.99%	August 2028	$—	$158,000
Commercial Paper Notes (2)	4.29%	Various	389,000	—
Total			$389,000	$158,000

(1)	At September 30, 2025, the Revolving Credit Facility would have incurred interest of 4.99%, which is comprised of SOFR of 4.16%, the pricing grid spread of 72.5 basis points and the 10 basis point SOFR adjustment.
(2)	As of September 30, 2025, the weighted-average maturity of the outstanding Commercial Paper Notes was less than one month.

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

The Revolving Credit Facility serves as a backstop for the Company’s commercial paper notes and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

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

Debt Maturities

The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2025 (in thousands):

	Scheduled	Balloon
	Principal	Payment	Total
Remainder of 2025 (1)	$262	$389,000	$389,262
2026	629	—	629
2027	—	50,000	50,000
2028 (2)	—	410,000	410,000
2029	—	492,250	492,250
Thereafter	—	2,050,000	2,050,000
Total scheduled principal payments	$891	$3,391,250	$3,392,141

(1)	At September 30, 2025, the Commercial Paper Notes had a weighted-average maturity of less than one month.
(2)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had no borrowings outstanding as of September 30, 2025.

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of September 30, 2025.

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

Common Stock Offering

In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of September 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $386.7 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of September 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $366.4 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of September 30, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

The following table summarizes the ATM programs that were in place during 2025 and 2024:

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of September 30, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
September 2022	(1)	$750.0	10,217,973		10,217,973	—		$670.3
February 2024	(1)	$1,000.0	10,409,017		9,574,355	834,662	(3)	$705.2
October 2024		$1,250.0	2,938,499	(2)	—	2,938,499	(4)	$221.4

(1)	Applicable ATM program terminated and no future forward sales will occur under the program.
(2)

After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $1.03 billion of availability under the October 2024 Program as of September 30, 2025.

(3)	The Company is required to settle the outstanding forward shares of common stock under the program in October 2025.
(4)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and October 2026.

The following table summarizes the ATM activity completed during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Shares of common stock sold under the ATM programs	-	6,602,317	2,770,222	9,859,024
Shares of common stock settled under the ATM programs	3,468,967	2,900,000	6,798,857	2,900,000
Net proceeds received (in millions)	$252.0	$175.7	$476.6	$175.7

Note 7 – Dividends and Distributions Payable

During the three months ended September 30, 2025 and 2024, the Company declared monthly dividends of $0.256 and $0.250, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2025 and 2024, while the September dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at September 30, 2025 and 2024. The September 2025 and 2024 dividends per common share and distributions per Operating Partnership Common Units were paid on October 14, 2025 and October 15, 2024, respectively.

During the three months ended September 30, 2025 and 2024, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for July and August were paid during the three months ended September 30, 2025 and 2024, while the September dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at September 30, 2025 and 2024. The September 2025 and 2024 dividends per Depositary Share were paid on October 1, 2025 and October 1, 2024, respectively.

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

Hedging Activity

In June 2023, the Company entered into $350.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of September 30, 2025, these interest rate swaps are valued as a liability of approximately $3.0 million.

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

During 2025, the Company entered into $150.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The swaps are designated to hedge the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending January 2027. As of September 30, 2025, these interest rate swaps are valued as a liability of less than $0.1 million.

In addition, during 2025, the Company entered into $150.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.16% beginning April 1, 2026 through the maturity date of June 2, 2031. The swaps are designated to hedge the variable rate interest payments of forecasted variable rate debt indexed to SOFR. As of September 30, 2025, these interest rate swaps are valued as an asset of approximately $1.1 million.

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

Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that $4.5 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments (1)		Notional Amount (1)
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2025	2024	2025	2024
Interest rate swaps	9	11	$650,000	$550,000

(1)	Number of instruments and total notional amounts disclosed includes all interest rate swap agreements outstanding at the balance sheet dates, including forward-starting interest rate swaps prior to their effective date.

The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Other assets, net	$1,369	$17,526

	Liability Derivatives
	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$3,278	$—

The tables below present the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Three Months Ended September 30,	2025	2024		2025	2024
Interest rate swaps	$1,408	$(10,202)	Interest expense	$(1,772)	$(2,297)

	Amount of Income/(Loss)		Location of Accumulated OCI	Amount Reclassified from
	Recognized in		Reclassified from Accumulated	Accumulated OCI as a
	OCI on Derivative		OCI into Income	(Reduction)/Increase in Interest Expense
Nine Months Ended September 30,	2025	2024		2025	2024
Interest rate swaps	$(3,849)	$8,612	Interest expense	$(4,728)	$(6,709)

The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2025.

Credit-Risk-Related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in a net liability position of $1.7 million as of September 30, 2025 and an asset position of $17.9 million as of December 31, 2024, respectively.

Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the condensed consolidated balance sheets.

There was no offsetting of derivative assets or liabilities as of December 31, 2024. The tables below present a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2025 (in thousands):

Offsetting of Derivative Assets as of September 30, 2025

		Gross Amounts	Net Amounts of
		Offset in the	Assets presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
Derivatives	$1,369	$—	$1,369	$(200)	$—	$1,169

Offsetting of Derivative Liabilities as of September 30, 2025

		Gross Amounts	Net Amounts of
		Offset in the	Liabilities presented	Gross Amounts Not Offset in the
	Gross Amounts	Statement of	in the Statement	Statement of Financial Position
	of Recognized	Financial	of Financial	Financial	Cash Collateral
	Liabilities	Position	Position	Instruments	Posted	Net Amount
Derivatives	$3,278	$—	$3,278	$(200)	$—	$3,078

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025 and December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis and fair value level as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
	Level 2	Level 2
Derivative assets - interest rate swaps	$1,369	$17,526
Derivative liabilities - interest rate swaps	$3,278	$—

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

The table below presents the carrying value, fair value and fair value level of the Company’s debt as of the dates presented (in thousands):

	September 30, 2025			December 31, 2024
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 2	Level 3	Value	Level 2	Level 3
Mortgage Notes Payable	$41,718	$—	$41,104	$42,210	$—	$40,591
Unsecured Term Loan	$347,900	$347,900	$—	$347,452	$347,452	$—
Senior Unsecured Notes	$2,583,685	$2,544,630	$—	$2,237,759	$2,078,885	$—
Unsecured Revolving Credit Facility	$—	$—	$—	$158,000	$158,000	$—
Commercial Paper Notes	$389,000	$389,000	$—	$—	$—	$—

Note 10 – Equity Incentive Plan

In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of September 30, 2025, there were 1,721,041 shares of common stock available for issuance under the 2024 Plan.

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

The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company recognized expense related to restricted share grants of $1.6 million and $1.5 million during the three months ended September 30, 2025 and 2024, respectively, and $4.9 million and $4.3 million during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, there was $9.1 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted share activity is summarized as follows:

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Unvested restricted stock at December 31, 2024	218	$63.65
Restricted stock granted	84	72.83
Restricted stock vested	(92)	65.43
Restricted stock forfeited	(16)	65.48
Unvested restricted stock at September 30, 2025	194	$66.65

Performance Units

Performance units have been granted to certain executive officers and are subject to a three-year performance period, following the conclusion of which shares awarded are determined by the Company’s total shareholder return (“TSR”) compared to the constituents of the MSCI US REIT Index and a defined peer group. Fifty percent of the award is based upon the TSR percentile rank versus the constituents in the MSCI US REIT Index for the three-year performance period; and fifty percent of the award is based upon TSR percentile rank versus a specified net lease peer group for the three-year performance period. For performance units granted prior to 2023, vesting of the shares awarded occurs ratably over a three-year period, with the initial vesting occurring immediately following the conclusion of the performance period such that all units vest within five years of the original award date. Performance units granted in 2023 or later vest following the conclusion of the performance period such that all units will vest three years from the original award date.

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

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $1.3 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $8.4 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.0 years.

For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there was $0.4 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 1.0 years.

Performance units activity is summarized as follows:

	Target Number	Weighted Average
	of Awards	Grant Date
	(in thousands)	Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2024	157	$67.50
Performance units granted	90	79.61
Performance units - three-year performance period completed	(34)	68.59
Performance units and shares - three-year performance period to be completed at September 30, 2025	213	$72.42

	Shares	Weighted Average
	Outstanding	Grant Date
	(in thousands)	Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2024	26	$74.58
Shares earned at completion of three-year performance period (1)	51	68.59
Shares vested	(35)	74.13
Performance shares - three-year performance period completed but not yet vested at September 30, 2025	42	$67.64

(1)	Performance units granted in 2022 for which the three-year performance period was completed in 2025 were earned at the 150% performance level.

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

During the nine months ended September 30, 2025, 18,467 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $72.83 per share. During the year ended December 31, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share.

The Company recognized expense relating to restricted share grants to the board members of $0.3 million for each of the three months ended September 30, 2025 and 2024 and $0.9 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $0.5 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of their annual service.

Note 11 – Commitments and Contingencies

In the ordinary course of business, the Company is party to various legal actions which the Company considers to be routine in nature and incidental to the operation of its business. The Company believes that the outcome of the proceedings will not have a material adverse effect upon the Company’s consolidated financial position or results of operations.

Note 12 – Subsequent Events

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2025 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector, including due to the adverse impacts of tariffs, and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; risks related to the impacts of artificial intelligence; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility and commercial paper program; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview

The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of September 30, 2025. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of September 30, 2025, the Company’s portfolio consisted of 2,603 properties located in all 50 states and totaling approximately 53.7 million square feet of gross leasable area (“GLA”). The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 8.0 years. A significant majority of the Company’s properties are leased to national tenants and approximately 66.7% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.

Results of Operations

Overall

The Company’s real estate investment portfolio grew from approximately $7.13 billion in net investment amount representing 2,271 properties with 47.2 million square feet of GLA as of September 30, 2024 to approximately $8.30 billion in net investment amount representing 2,603 properties with 53.7 million square feet of GLA at September 30, 2025. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2025 on acquisitions that were made during 2024. Similarly, the full rental income impact of acquisitions made during 2025 to date will not be seen until the remainder of 2025.

Acquisitions

The following summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Number of properties acquired	90	227
Location (by state)	33	40
Tenant retail sectors	25	29
Weighted-average lease term (years)	10.7	12.0
Underwritten weighted-average capitalization rate (1)	7.2%	7.2%
Total purchase price, including acquisition and closing costs	$402,635	$1,090,006

(1)	Weighted-average capitalization rate for acquisitions is the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the purchase and sales prices for occupied properties.

Development and Developer Funding Platform

The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Projects completed	8	18
Projects commenced	5	10
Projects under construction at period-end	12	12

Dispositions

The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Number of properties sold	8	13
Net proceeds	$14,615	$22,772
Gain on sale of assets, net	$924	$3,207

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024 (dollars in thousands)

	Three Months Ended		Variance
	September 30, 2025	September 30, 2024	(in dollars)	(percentage)
Rental income	$183,191	$154,292	$28,899	19%
Real estate tax expense	$13,173	$11,935	$1,238	10%
Property operating expense	$8,243	$6,015	$2,228	37%
Depreciation and amortization expense	$61,179	$51,504	$9,675	19%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as further described under Results of Operations - Overall above.

General and administrative expenses increased $1.8 million, or 19%, to $10.9 million for the three months ended September 30, 2025, compared to $9.1 million for the three months ended September 30, 2024. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense. General and administrative expenses as a percentage of total revenue was 5.9% for the three months ended September 30, 2025 and 2024.

Interest expense, net increased $6.3 million, or 22%, to $35.2 million for the three months ended September 30, 2025, compared to $28.9 million for the three months ended September 30, 2024. The increase in interest expense, net was primarily a result of higher levels of borrowings during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $4.9 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility (defined below) and Commercial Paper Notes (defined below) increased approximately $1.5 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the three months ended September 30, 2025 compared to the same period in 2024.

The Company recognized a $3.0 million provision for impairment during the three months ended September 30, 2025, as compared to $2.7 million during the three months ended September 30, 2024. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain on the sale of assets of $0.9 million was recognized on the disposition of eight assets during the three months ended September 30, 2025 as compared to a net gain on the sale of assets of $1.9 million on the disposition of two assets during the three months ended September 30, 2024. Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales, net are not necessarily comparable period-to-period.

Income and other tax expense decreased $0.9 million to $0.2 million for the three months ended September 30, 2025, compared to $1.1 million for the three months ended September 30, 2024 due to decreases in taxes as a result of state tax law changes and related refunds.

Net income increased $7.8 million, or 17%, to $52.3 million for the three months ended September 30, 2025, compared to $44.5 million for the three months ended September 30, 2024. The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $7.8 million, or 18%, to $50.3 million for the three months ended September 30, 2025, compared to $42.5 million for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024 (dollars in thousands)

	Nine Months Ended		Variance
	September 30, 2025	September 30, 2024	(in dollars)	(percentage)
Rental income	$527,701	$456,139	$71,562	16%
Real estate tax expense	$37,519	$33,357	$4,162	12%
Property operating expense	$25,040	$19,875	$5,165	26%
Depreciation and amortization expense	$175,872	$150,421	$25,451	17%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as further described under Results of Operations - Overall above.

General and administrative expenses increased $4.7 million, or 16%, to $33.0 million for the nine months ended September 30, 2025, compared to $28.3 million for the nine months ended September 30, 2024. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense. General and administrative expenses as a percentage of total revenue was 6.2% for the nine months ended September 30, 2025 and 2024.

Interest expense, net increased $18.5 million, or 23%, to $98.3 million for the nine months ended September 30, 2025, compared to $79.8 million for the nine months ended September 30, 2024. The increase in interest expense, net was primarily a result of higher levels of borrowings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $16.5 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025 and the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $2.4 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during nine months ended September 30, 2025 compared to the same period in 2024.

The Company recognized a $10.3 million provision for impairment during the nine months ended September 30, 2025, while $7.2 million was recognized during the nine months ended September 30, 2024. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.

A net gain on the sale of assets of $3.2 million was recognized on the disposition of 13 assets during the nine months ended September 30, 2025 as compared to a net gain on the sale of assets of $11.1 million on the disposition of 18 assets during the nine months ended September 30, 2024.  Gains and losses on sales of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales, net are not necessarily comparable period-to-period.

Income and other tax expense decreased $1.7 million to $1.5 million for the nine months ended September 30, 2025, compared to $3.2 million for the nine months ended September 30, 2024 due to decreases in taxes as a result of state tax law changes and related refunds.

Net income increased $4.3 million, or 3%, to $148.8 million for the nine months ended September 30, 2025, compared to $144.5 million for the nine months ended September 30, 2024.  The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $4.3 million, or 3%, to $142.7 million for the nine months ended September 30, 2025, compared to $138.4 million for the nine months ended September 30, 2024.

Liquidity and Capital Resources

The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of September 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $386.7 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

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

In addition, in May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of September 30, 2025, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility and Commercial Paper Program. As of September 30, 2025, the Company had over $1.91 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow of $16.9 million, unsettled forward equity of $1.04 billion and $861.0 million of availability under our Revolving Credit Facility, adjusted to reflect the outstanding Commercial Paper Notes, subject to compliance with covenants.

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

Capitalization

As of September 30, 2025, the Company’s total enterprise value was approximately $11.68 billion. Total enterprise value consisted of $8.13 billion of common equity (based on the September 30, 2025 closing price of the Company’s common stock on the NYSE of $71.04 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $3.39 billion of total debt principal including (i) $389.0 million of borrowings under its Revolving Credit Facility and outstanding Commercial Paper Notes; (ii) $2.61 billion of senior unsecured notes; (iii) $350.0 million under its unsecured term loan; (iv) $43.1 million of mortgage notes payable; less $16.9 million cash, cash equivalents and cash held in escrow. The Company’s total debt principal to total enterprise value was 29.0% as of September 30, 2025.

At September 30, 2025, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 114,481,870 shares of common stock outstanding as of September 30, 2025.

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

Common Stock Offering

In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of September 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $386.7 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of September 30, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $366.4 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.

Preferred Stock Offering

As of September 30, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

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

The following table summarizes the ATM programs that were in place during 2025 and 2024:

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of September 30, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
September 2022	(1)	$750.0	10,217,973		10,217,973	—		$670.3
February 2024	(1)	$1,000.0	10,409,017		9,574,355	834,662	(3)	$705.2
October 2024		$1,250.0	2,938,499	(2)	—	2,938,499	(4)	$221.4

(1)	Applicable ATM program terminated and no future forward sales will occur under the program.
(2)	After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $1.03 billion of availability under the October 2024 Program as of September 30, 2025.
(3)	The Company is required to settle the outstanding forward shares of common stock under the program in October 2025.
(4)	The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and October 2026.

The following table summarizes the ATM activity completed during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Shares of common stock sold under the ATM programs	-	6,602,317	2,770,222	9,859,024
Shares of common stock settled under the ATM programs	3,468,967	2,900,000	6,798,857	2,900,000
Net proceeds received (in millions)	$252.0	$175.7	$476.6	$175.7

Debt

The table below summarizes the Company’s outstanding debt as of the dates presented (dollars in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	September 30, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility and Commercial Paper Notes
Revolving Credit Facility (1)	4.99%		August 2028	$—	$158,000
Commercial Paper Notes (2)	4.29%		Various	389,000	—
Total Revolving Credit Facility and Commercial Paper Notes				$389,000	$158,000

Unsecured Term Loan
2029 Unsecured Term Loan (3)	4.47%		January 2029	$350,000	$350,000
Total Unsecured Term Loan				$350,000	$350,000

Senior Unsecured Notes (4)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$—	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes (5)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes (5)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes (5)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes (5)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes (5)	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes (5)	5.35%	5.60%	June 2035	400,000	—
Total Senior Unsecured Notes				$2,610,000	$2,260,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	891	1,654
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$43,141	$43,904

Total Principal Amount Outstanding				$3,392,141	$2,811,904

(1)	At September 30, 2025, the Revolving Credit Facility would have incurred interest of 4.99%, which is comprised of SOFR of 4.16%, the pricing grid spread of 72.5 basis points and the 10 basis point SOFR adjustment.
(2)	As of September 30, 2025, the weighted-average maturity of the Commercial Paper Notes outstanding was less than one month.
(3)	The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed weighted average interest rate of 3.57%.
(4)	All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.
(5)	The principal amounts outstanding are presented excluding their original issue discounts.

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

The Revolving Credit Facility serves as a backstop for the Company’s Commercial Paper Notes and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.

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

Unsecured Term Loan

In July 2023, the Company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Due to the Company’s improved credit rating, the credit spread on the 2029 Unsecured Term Loan decreased by five basis points in August 2025. The Company used the existing $350.0 million of forward-starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.

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

In May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.

Mortgage Notes Payable

As of September 30, 2025, the Company had total gross mortgage indebtedness of $43.1 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $74.0 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.68% as of September 30, 2025.

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

Loan Covenants

Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of September 30, 2025.

Cash Flows

Operating - Most of the Company’s cash from operations is generated by rental income from its real estate investment portfolio. Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $52.2 million over the same period in 2024, primarily due to the increase in the size of the Company’s real estate investment portfolio, an increase in proceeds from the settlement of interest rate swaps and changes in working capital.

Investing - Net cash used in investing activities was $633.0 million greater during the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to:

●	$557.8 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
●	$40.8 million decrease in proceeds from asset sales due to decreased disposition volume during the nine months ended September 30, 2025, compared to the same period in 2024. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
●	$34.9 million increase in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.

Financing - Net cash provided by financing activities increased by $592.6 million during the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to:

●	$409.0 million increase in cash proceeds provided by net borrowings on the Revolving Credit Facility and Commercial Paper Program. Net borrowings on the Revolving Credit Facility and outstanding Commercial Paper Notes were $231.0 million during the nine months ended September 30, 2025, while $178.0 million of net repayments were completed over the same period in 2024;
●	$300.9 million increase in net proceeds from the issuance of common stock;

●	$50.0 million repayment of the 2025 Senior Unsecured Notes, no similar repayments were made during the nine months ended September 30, 2024;
●	$47.5 million decrease in proceeds from the issuance of Senior Unsecured Public Notes; and
●	$25.9 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the three months ended September 30, 2025 of $3.072 per common share represents a 2.4% increase over the annualized dividend amount of $3.000 per common share declared in the same period in 2024.

Material Cash Requirements

In conducting its business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Details on these obligations as of September 30, 2025, including expected settlement periods, are presented below (in thousands):

	2025
	(remaining)	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$262	$629	$—	$—	$42,250	$—	$43,141
Revolving Credit Facility and Commercial Paper Notes (1)	389,000	—	—	—	—	—	389,000
Unsecured Term Loan	—	—	—	—	350,000	—	350,000
Senior Unsecured Notes	—	—	50,000	410,000	100,000	2,050,000	2,610,000
Land Lease Obligations	499	2,022	1,884	1,855	1,846	34,702	42,808
Estimated Interest Payments on Outstanding Debt (2)	32,138	126,300	125,032	119,238	96,998	323,523	823,229
Total	$421,899	$128,951	$176,916	$531,093	$591,094	$2,408,225	$4,258,178

(1)	The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029. The weighted-average maturity of the Commercial Paper Notes outstanding at September 30, 2025 was less than one month.
(2)	Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.

In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.

During the nine months ended September 30, 2025, the Company had 30 development or DFP projects completed or under construction, for which 12 remain under construction as of September 30, 2025. Anticipated total costs for the 12 projects are approximately $88.6 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, or insurance will also be funded through the cash sources available to the Company described earlier.

Dividends

During the quarter ended September 30, 2025, the Company declared monthly dividends of $0.256 per common share. Holders of the Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2025, while the September dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at September 30, 2025 and were paid on October 14, 2025.

During the quarter ended September 30, 2025, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for July and August were paid during the quarter. The September dividends were recorded as a liability on the condensed consolidated balance sheets at September 30, 2025 and were paid on October 1, 2025.

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

Reconciliations

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Reconciliation from Net Income to Funds from Operations
Net income	$52,279	$44,528	$148,780	$144,455
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net income attributable to Operating Partnership common unitholders	50,420	42,669	143,202	138,877
Depreciation of rental real estate assets	40,867	33,941	116,728	99,438
Amortization of lease intangibles - in-place leases and leasing costs	19,715	17,056	57,458	49,476
Provision for impairment	2,980	2,694	10,272	7,224
(Gain) loss on sale or involuntary conversion of assets, net	(1,056)	(1,794)	(3,339)	(11,011)
Funds from Operations - Operating Partnership common unitholders	$112,926	$94,566	$324,321	$284,004

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	9,428	8,377	26,679	25,137
Core Funds from Operations - Operating Partnership common unitholders	$122,354	$102,943	$351,000	$309,141

Straight-line accrued rent	(4,976)	(3,332)	(12,774)	(9,675)
Stock-based compensation expense	3,306	2,780	9,694	7,993
Amortization of financing costs and original issue discounts	1,836	1,871	5,150	4,359
Non-real estate depreciation	597	507	1,686	1,507
Adjusted Funds from Operations - Operating Partnership common unitholders	$123,117	$104,769	$354,756	$313,325

Funds from Operations per common share and partnership unit - diluted	$1.01	$0.93	$2.94	$2.81
Core Funds from Operations per common share and partnership unit - diluted	$1.09	$1.01	$3.18	$3.05
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.10	$1.03	$3.22	$3.10

Weighted average shares and Operating Partnership common units outstanding
Basic	111,624,935	100,730,826	109,731,354	100,691,112
Diluted	111,859,234	102,062,930	110,222,955	101,230,477

Additional supplemental disclosure
Scheduled principal repayments	$258	$243	$763	$717
Capitalized interest	$558	$425	$1,497	$1,126
Capitalized building improvements	$2,502	$6,714	$5,864	$10,504

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

	2025
	(remaining)	2026	2027	2028	2029	Thereafter	Total
Mortgage Notes Payable	$262	$629	$—	$—	$42,250	$—	$43,141
Interest Rate	6.27%	6.27%			3.63%

Revolving Credit Facility (1) and Commercial Paper Notes (2)	$389,000	$—	$—	$—	$—	$—	$389,000
Interest Rate	4.29%

Unsecured Term Loan	$—	$—	$—	$—	$350,000	$—	$350,000
Interest Rate (3)					4.47%

Senior Unsecured Notes	$—	$—	$50,000	$410,000	$100,000	$2,050,000	$2,610,000
Interest Rate			4.26%	2.45%	4.19%	4.30%

(1)	The Revolving Credit Facility had no outstanding balance as of September 30, 2025. The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)	The weighted-average maturity of the Commercial Paper Notes outstanding at September 30, 2025 was less than one month.
(3)	The interest rate of the Unsecured Term Loan reflects the credit spread of 80 basis points, plus a 10 basis point SOFR adjustment and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.

The table above incorporates those exposures that exist as of September 30, 2025; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

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

In June 2023, the Company entered into $350.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable SOFR rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2029 Unsecured Term Loan which matures January 2029. As of September 30, 2025, these interest rate swaps were valued as a liability of approximately $3.0 million.

During 2025, the Company entered into $150.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The swaps are designated to hedge the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending January 2027. As of September 30, 2025, these interest rate swaps are valued as a liability of less than $0.1 million.

In addition, during 2025, the Company entered into $150.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $150.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.16% beginning April 1, 2026 through the maturity date of June 2, 2031. The swaps are designated to hedge the variable rate interest payments of forecasted variable rate debt indexed to SOFR. As of September 30, 2025, these interest rate swaps are valued as an asset of approximately $1.1 million.

The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2025. Refer to Note 8 – Derivative Instruments and Hedging Activity in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the Company’s hedging activities.

The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $41.1 million and $2.54 billion, respectively, as of September 30, 2025. The fair value of the Commercial Paper Notes is estimated to equal the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates. The fair value of the Revolving Credit Facility and Unsecured Term Loan approximate their carrying values as they are variable rate debt.

At September 30, 2025, our outstanding mortgage notes payable and Senior Unsecured Notes had fixed interest rates. Interest on our Revolving Credit Facility and Unsecured Term Loan is variable, and as a result, we are subject to interest rate risk with respect to such floating-rate debt. In addition, given the short-term nature of the Commercial Paper Notes, we are subject to interest rate risk related to the borrowings.

There are no borrowings outstanding under the Revolving Credit Facility and $389.0 million of Commercial Paper Notes outstanding at September 30, 2025, as a result a hypothetical 100-basis point increase or decrease in market interest rates, assuming no change in the amount outstanding on these borrowings, would change annual interest expense by $3.9 million.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to the vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

Common stock repurchases during the three months ended September 30, 2025 were:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
July 1, 2025 - July 31, 2025	37	$72.52	—	—
August 1, 2025 - August 31, 2025	766	73.46	—	—
September 1, 2025 - September 30, 2025	23	72.62	—	—
Total	826	$73.40	—	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 2, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.1.8	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.2.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

22*	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*

The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income, (iii) the condensed consolidated statements of equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

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

Date: October 21, 2025