Form 10-K
period 2025-12-31
AGREE REALTY CORP
filed 2026-02-10
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was $5,088,774,755 as of June 30, 2025, based on the closing price of $73.06 on the New York Stock Exchange on that date.
At February 9, 2026, there were 120,028,299 shares of common stock, $.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein.

AGREE REALTY CORPORATION

Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector, including due to the adverse impact of tariffs, and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; risks related to the impacts of artificial intelligence; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility and commercial paper program; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.
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

PART I
Item 1:       Business
General
The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership of which the Company is the sole general partner and in which it held a 99.7% common interest as of December 31, 2025. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.
As of December 31, 2025, the Company’s portfolio consisted of 2,674 properties located in all 50 states and totaling approximately 55.5 million square feet of Gross Leasable Area (“GLA”). The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 7.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 66.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.
As of December 31, 2025, the Company had 90 full-time employees, covering accounting, acquisitions, asset management, development and construction, finance, information technology, legal, due diligence, and people and culture.
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
The Company’s principal executive offices are located at 32301 Woodward Avenue, Royal Oak, MI 48073 and its telephone number is (248) 737-4190. The Company’s website is www.agreerealty.com.
Recent Developments
For a discussion of business developments that occurred in 2025, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report. Certain summarized highlights are contained below.
Investments and Disposition Activity
During 2025, the Company completed approximately $1.57 billion of investments in net leased retail real estate. Total investment volume includes the acquisition of 305 properties for an aggregate purchase price of approximately $1.44 billion, and the completed development of 21 properties for an aggregate cost of approximately $131.2 million. These properties are net leased to tenants operating in 29 sectors and are located in 41 states. These assets are leased for a weighted average lease term of approximately 11.5 years.
During 2025, the Company sold 22 assets and land parcels for net proceeds of $42.1 million and recorded a net gain of $5.4 million.

Leasing
During 2025, excluding properties that were sold, the Company executed new leases, extensions or options on approximately 3,033,000 square feet of GLA throughout its portfolio. The annualized base contractual rent associated with these new leases, extensions or options is approximately $29.7 million.
Dividends
The Company increased its monthly dividend per common share from $0.253 to $0.256 in April 2025 and further increased the monthly dividend per common share to $0.262 in October 2025.
The December 2025 dividend per share of $0.262 represents an annualized dividend of $3.144 per share and an annualized dividend yield of approximately 4.4% based on the last reported sales price of our common stock listed on the NYSE of $72.03 on December 31, 2025.
The Company has routinely paid cash dividends to our common shareholders. Common cash dividends were paid quarterly for 107 consecutive quarters between 1994 and 2020 prior to moving to monthly common cash dividends in 2021. We have since paid 60 consecutive monthly dividends. Although we expect to continue our policy of paying regular dividends, we cannot guarantee that we will maintain our current level of common dividends, that we will continue our recent pattern of increasing dividends per share or what our actual dividend yield will be in any future period.
In addition to its common dividends, the Company paid monthly cash dividends on its 4.25% Series A Cumulative Redeemable Preferred Stock.
Financing
Equity
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of December 31, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $385.8 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.
The following table summarizes the ATM programs that had activity during the year ended December 31, 2025 (dollars in millions):

Program		Program Size	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of December 31, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024		$1,250.0	4,444,245	(2)	—	4,444,245	(3)	$330.3
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $914.5 million of availability under the October 2024 Program as of December 31, 2025.
(3)The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and May 2027.

The following table summarizes the ATM activity completed during the year ended December 31, 2025:

Year Ended
December 31, 2025
Shares of common stock sold under the ATM programs	4,275,968
Shares of common stock settled under the ATM programs	7,633,519
Net proceeds received (in millions)	$538.3
Debt
During 2025, the Company completed the following debt activities:
•Established a $625.0 million commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, fixed rate, unsecured commercial paper notes (the “Commercial Paper Notes”). The Commercial Paper Notes can have maturities of up to 397 days from the date of issue and are guaranteed by the Company and certain wholly owned subsidiaries of the Operating Partnership. The Company’s Revolving Credit Facility (as defined below) serves as a liquidity backstop for the repayment of the Commercial Paper Notes outstanding.
•Completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.600% Notes due 2035 (the “2035 Senior Unsecured Public Notes”). The public offering was priced at 99.297% of the principal amount, resulting in proceeds of $397.2 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $325.0 million of forward-starting interest rate swap agreements that hedged the 2035 Senior Unsecured Public Notes, receiving $13.6 million, net upon termination.
•Closed on an unsecured $350.0 million 5.5-year delayed draw term loan (the "2031 Unsecured Term Loan") which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings at the time of closing, pricing on the 2031 Unsecured Term Loan was 80 basis points over SOFR. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031.
•Amended the Revolving Credit Facility and 2029 Unsecured Term Loan to reduce the SOFR adjustment from 10 basis points to zero basis points.
•Repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.
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

We seek to expand and enhance our portfolio by identifying the best risk-adjusted investment opportunities across our three external avenues for growth: development, Developer Funding Platform (“DFP”) and acquisitions.
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
Developer Funding Platform: Our DFP collaborates with developers or retailers on their in-process developments. We offer construction expertise and access to capital to facilitate the successful completion of their projects. We typically take fee simple ownership of DFP projects upon completion.
Acquisitions: Our acquisitions platform expands our investment capabilities by pursuing opportunities that meet both our real estate and return on investment criteria.
We believe that development and DFP projects have the potential to generate superior risk-adjusted returns on investment in properties that are substantially similar to those we acquire.
We focus on four core principles that underlie our investment criteria:
•Omni-channel critical (e-commerce resistance), focusing on leading operators that have matured in omni-channel structure or those in e-commerce resistant sectors;
•Recession resistance, emphasizing a balanced portfolio with exposure to counter-cyclical sectors and retailers with strong credit profiles;
•Avoidance of private equity sponsorship, emphasizing leading operators with strong balance sheets and minimizing exposure to the possibility of such sponsorship overleveraging their acquisitions and reducing retailers’ abilities to invest in their businesses; and
•Adherence to strong real estate fundamentals and fungible buildings, protecting against unforeseen changes to our investment philosophies.
Each platform leverages the Company’s real estate acumen to pursue investments in net lease retail real estate. Factors that we consider when evaluating an investment include but are not limited to:
•Overall market-specific characteristics, such as demographics, market rents, competition and retail synergy;
•Asset-specific characteristics, such as the age, size, location, zoning, use and environmental history, accessibility, physical condition, signage and visibility of the property;
•Tenant-specific characteristics, including but not limited to the financial profile, operating history, business plan, size, market positioning, geographic footprint, management team, industry and/or sector-specific trends and other characteristics specific to the tenant and parent thereof;
•Unit-level operating characteristics, including store sales performance and profitability, if available;
•Lease-specific terms, including term of the lease, rent to be paid by the tenant and other tenancy considerations; and
•Transaction considerations, such as purchase price, seller profile and other non-financial terms.
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

Additionally, we sell common stock through forward sale agreements, enabling the Company to set the price of shares upon pricing the offering while delaying the issuance of shares and the receipt of the net proceeds by the Company.
As of December 31, 2025, the Company’s ratio of total debt to enterprise value, assuming the conversion of common limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) into shares of common stock, was approximately 27.4%, and its ratio of total debt to total gross assets (before accumulated depreciation) was approximately 31.6%.
As of December 31, 2025, our total debt outstanding before deferred financing costs and original issue discount was $3.32 billion, including $42.9 million of secured mortgage debt that had a weighted average fixed interest rate of 3.67% and a weighted average maturity of 3.9 years, $2.96 billion of unsecured borrowings, which includes $350.0 million of unsecured term loans and $2.61 billion of unsecured notes, that had a weighted average fixed interest rate of 4.05% (including the effects of interest rate swap agreements) and a weighted average maturity of 5.9 years, and $320.5 million of borrowings under our Revolving Credit Facility and Commercial Paper Program at an interest rate of approximately 3.94%.
Certain financial agreements to which the Company is a party contain covenants that limit its ability to incur debt under certain circumstances; however, our organizational documents do not limit the absolute amount or percentage of indebtedness that we may incur. As such, we may modify our borrowing policies at any time without stockholder approval.
Asset Management
We maintain a proactive leasing and capital improvement program that, combined with the quality and locations of our properties, has made our properties attractive to tenants. We intend to continue to hold our properties for long-term investment and, accordingly, place a strong emphasis on the quality of construction and an on-going program of regular and preventative maintenance. Our properties are designed and built to require minimal capital improvements other than renovations or alterations, typically paid for by tenants. Company personnel conduct regular inspections, maintain regular contact with major tenants and engage in consistent dialogue to understand store performance and tenant sustainability.
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
Significant Tenants
No tenant accounted for more than 10.0% of our annualized base rent as of December 31, 2025. See “Item 2 – Properties” for additional information on our top tenants and the composition of our tenant base.
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
Americans with Disabilities Act of 1990
Our properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. Our tenants will typically have primary responsibility for complying with the ADA, but we may incur costs if the tenant does not comply. As of December 31, 2025, we have not received notice from any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.
Human Capital
Team Members and Values
As of December 31, 2025, the Company had 90 full-time team members covering accounting, acquisitions, asset management, development and construction, finance, information technology, legal, due diligence, and people and culture as compared to 75 full-time team members as of December 31, 2024.
Our core values are the foundation of our Company culture and include:
•We All Do the Dishes - We are a team. We all roll up our sleeves and dig in, no matter the task.
•Brick by Brick - We achieve results by making consistent, disciplined decisions.
•Greatness Requires Grit - We have a resilient mindset to achieve and exceed our goals.
•Punch Your Ticket - We push ourselves to be the best we can at our position and embrace the opportunities that new challenges present.
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
Our team members’ goal setting and performance feedback processes include formal quarterly and annual reviews and self and team leader reviews, as well as ongoing one-on-one meetings with team leaders. Professional development plans based on critical core competencies are created and monitored to ensure progress is made along established timelines.
Financial and Health Wellness
As part of our compensation philosophy, we offer and maintain market competitive total rewards programs for team members in order to attract and retain superior talent. These programs not only include wages and incentives, but also health, welfare, and retirement benefits.

Our compensation philosophies include:
•Total compensation that is both fair and competitive. The Company seeks fairness in total compensation with reference to external and internal comparisons.
•Attract, retain and motivate team members. Compensation is used to achieve business objectives by attracting, retaining and motivating top talent.
•Reward superior individual and Company performance on both a short-term and long-term basis. Performance-based pay aligns the interests of management with the interests of our stockholders and motivates and rewards individual efforts and company success.
•Align executives’ and team members’ long-term interests with those of our stockholders. The Company seeks to align these interests by providing a significant portion of executive officer compensation in the form of restricted common stock and performance units. In addition, all team members are eligible to receive a portion of compensation in the form of restricted common stock.
The structure of our compensation programs balance incentive earnings for both short-term and long-term performance. Specifically, the programs include a base salary, incentive compensation through annual cash bonuses and equity participation, and a retirement plan with Company match.
The “Agree Wellness Program” affords team members paid time off and holidays, fully equipped on-site fitness amenities, and leaves of absence for specified events. Insurance coverages are provided for all team members and their dependents, including medical, dental, vision, disability, and life insurance. The Company pays 100% of short-term, long-term, and life insurance premiums for team members and their families. The Company pays 100% of medical premiums for team members and their families for two plan options.
Environmental, Social and Governance (“ESG”)
As part of the Company’s commitment to continuously improving our understanding of and performance across material ESG topics, the Company engaged a third-party consultant since 2022 to help identify opportunities for improvement across our programs, policies, and disclosures to meet the expectations of our stakeholders. The Company executed an ongoing sustainability and ESG strategy to enhance our oversight structure, risk management, policies, data collection, reporting, and stakeholder engagement. Additionally, the Company received Gold Level recognition from Green Lease Leaders for three consecutive years.
Environmental Sustainability
We understand that environmental sustainability is an ongoing endeavor and embrace the responsibility to be a steward of the environment, use natural resources carefully, and work with our retail partners on shared sustainability initiatives. We remain committed to using our time, talents, resources, and relationships to grow in a manner that makes the world and the environment better for future generations.
Our focus on industry-leading, national and super-regional retailers provides for long-term relationships with many environmentally conscientious retailers. This is particularly meaningful because the Company’s portfolio is primarily comprised of properties that are leased to tenants under long-term net leases where the tenant is generally responsible for maintaining the property and implementing environmentally responsible practices.
We engaged with our retail partners on shared sustainability initiatives at our properties, and executed green leases with various tenants, as well as systematically monitored ESG policies for current and prospective tenants. We continue working with our tenants and consultant to update our greenhouse gas emissions inventory.
Social, Company Culture and Team Members
The “Agree Wellness Program” focuses on physical and financial wellness to enhance team members’ well-being. The Company believes that team members who are healthy, fit, financially secure and motivated are team members who achieve personal and professional success. Ongoing professional development is offered to help all team members advance their careers. The Company regularly sponsors local charities and has received numerous local awards recognizing its outstanding corporate culture and wellness initiatives. The Company supports healthy living through enhanced health insurance, an on-site gym, training and education, various complementary meal programs and many other benefits.

We support team members with cash compensation plans, equity ownership programs, retirement plans and ongoing access to financial planning resources. Team members are compensated for their performance and rewarded for their outstanding work. Alignment of individual, team, corporate and stockholder objectives provides for continuity, teamwork and increased collaboration. Our team members are paid commensurate with their qualifications, responsibilities, productivity, quality of work and adherence to our core values.
The Agree Culture Committee is composed of team members from departments throughout the organization. The Company’s Culture Committee hosts a variety of events that are focused on team building and camaraderie as well as contributing to the communities in which we live.
Governance, Fiduciary Duties and Ethics
We believe that nothing is more important than a company’s reputation for integrity and serving as a responsible fiduciary for its stockholders. We are committed to managing the Company for the benefit of our stockholders and are focused on maintaining good corporate governance.
Our board of directors has ten directors, eight of whom are independent. Six new independent directors have been added since 2018. Independent directors meet regularly, without the presence of officers or team members. A Lead Independent Director was appointed in 2019.
The board of directors has adopted an insider trading policy that applies to all directors, officers and team members. The Company does not have a stockholder rights plan (“poison pill”) and maintains stock ownership guidelines for directors and certain executive officers requiring specified levels of stock ownership. Time-vested stock grants to officers and team members vest over a three-year period to provide long-term alignment, while performance-based stock grants to named executive officers utilize total shareholder return, with the amount of the grants intended to increase as total returns to stockholders increase, further enhancing alignment. Our board of directors has established a succession plan for the Chief Executive Officer to cover emergencies and other occurrences. Finally, the Company annually submits “say-on-pay” advisory votes to its stockholders.
Available Information
The Company’s reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Exchange Act and can be accessed through the SEC's website, www.sec.gov, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the Company's website, free of charge, at www.agreerealty.com. The Company’s website also contains copies of its corporate governance guidelines and code of business conduct and ethics, as well as the charters of its audit, compensation and nominating and governance committees. Within the time period required by the SEC, the Company will post on its website any amendment to its code of business conduct and ethics and any waiver applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The information on the Company’s website is not part of this report.
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
Changes in global or national economic conditions, such as the global economic and financial market downturn, rising tensions between China and Taiwan and the conflicts in Ukraine and in the Middle East, may cause or continue to cause, among other things, tightening in the credit markets, lower levels of liquidity, increases in the rate of default and bankruptcy and lower consumer spending and business spending, which could adversely affect our business and operations.

For example, the current and continued macro-economic conditions of elevated inflation and increased interest rates have increased the costs associated with acquiring new properties and decreased the availability of financing on terms that we find acceptable, which has reduced our ability to acquire properties at our historical rate with attractive terms. Potential consequences of changes in economic and financial conditions include:
•Changes in the performance of our tenants, which may result in lower rent and lower recoverable expenses that the tenant can afford to pay and tenant defaults under the leases;
•Current or potential tenants may delay or postpone entering into long-term net leases with us;
•The ability to borrow on terms and conditions that we find acceptable may be limited or unavailable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from acquisition and development activities, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;
•Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
•The recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing; and
•One or more lenders under our revolving credit facility could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.
We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs and commitments associated with our operations, which could materially impact our results of operations and/or financial condition.
Our business is significantly dependent on single tenant properties.
We focus our development and investment activities on ownership of real properties that are primarily net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease or our decision not to renew a tenant's lease and the potential resulting vacancy may cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property and could cause a significant impairment loss. In addition, we would be responsible for all of the operating costs of a property following a vacancy at a single tenant building. Because our properties have generally been built to suit a particular tenant’s specific needs and desires, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in releasing such property.
Bankruptcy laws will limit our remedies if a tenant becomes bankrupt and rejects its leases.
If a tenant becomes bankrupt or insolvent, that could diminish the income we receive from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leasehold with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured claim subject to statutory limitations, and therefore any amounts received in bankruptcy are likely to be substantially less valuable than the remaining rent we otherwise were owed under the leases. We may be forced to “take back” a property as a result of default or rejection of a lease by a tenant in a bankruptcy proceeding. In addition, a tenant in bankruptcy may attempt to renegotiate their lease or request significant rent concessions, and any payment on a claim we have for unpaid past rent could be substantially less than the amount owed.
Our portfolio is concentrated in certain states, which makes us more susceptible to adverse events in these areas.
Our properties are located in all 50 states throughout the United States and in particular, the state of Texas (where 169 properties out of 2,674 properties are located, or 6.9% of our annualized base rent was derived as of December 31, 2025), Illinois (166 properties, or 6.1% of our annualized base rent), Ohio (164 properties, or 5.3% of our annualized base rent), Michigan (149 properties, or 5.2% of our annualized base rent), and New York (103 properties, or 5.0% of our annualized base rent). An economic downturn or other adverse events or conditions such as natural disasters in any of these areas, or any other area where we may have significant concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our tenants are concentrated in certain retail sectors, which makes us susceptible to adverse conditions impacting these sectors.
As of December 31, 2025, 10.3%, 9.0% and 7.7% of our annualized base rents were derived from tenants operating in the grocery stores, home improvement, and convenience store sectors, respectively. Similarly, we have concentrations in other sectors such as tire and auto service, auto parts and dollar stores. Any decrease in consumer demand for the products and services offered by our tenants operating in any industries for which we have concentrations could have an adverse effect on our tenants’ revenues, costs and results of operations, thereby adversely affecting their ability to meet their lease obligations to us. As we continue to invest in properties, our portfolio may become more or less concentrated by industry sector.
There are risks associated with our development and acquisition activities.
We intend to continue the development of new properties and to consider possible acquisitions of existing properties. We anticipate that our new developments will be financed under the revolving credit facility or other forms of financing that will result in a risk that permanent fixed rate financing on newly developed projects might not be available or would be available only on disadvantageous terms. In addition, new project development is subject to a number of risks, including risks of construction delays, supply chain disruptions, price fluctuations of materials or cost overruns that may increase anticipated project costs. Furthermore, new project commencement risks also include receipt of zoning, occupancy, other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. If permanent debt or equity financing is not available on acceptable terms to finance new development or acquisitions undertaken without permanent financing, further development activities or acquisitions might be curtailed, or cash available for distribution might be adversely affected. Acquisitions entail risks that investments will fail to perform in accordance with expectations, as well as general investment risks associated with any new real estate investment.
Loss of revenues from tenants would reduce the Company’s cash flow.
Our tenants encounter significant macroeconomic, governmental and competitive forces. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase or maintain current interest rates, could negatively impact consumer spending and adversely impact the broader economy. Adverse changes in consumer spending or consumer preferences for particular goods, services or store-based retailing could severely impact our tenants' ability to pay rent. Shifts from in-store to online shopping could increase due to changing consumer shopping patterns as well as the increase in consumer adoption and use of mobile electronic devices. This expansion of e-commerce could have an adverse impact on our tenant’s ongoing viability. The default, financial distress, bankruptcy or liquidation of one or more of our tenants could cause substantial vacancies in our property portfolio or impact our tenants’ ability to pay rent. Vacancies reduce our revenues, increase property expenses and could decrease the value of each vacant property. Upon the expiration of a lease, the tenant may choose not to renew the lease, renegotiate the economics of any option period(s) as a condition of exercising one or more of them, and/or we may not be able to release the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing. These risks could be exacerbated by a deterioration in the financial condition of any major tenant with leases in multiple locations.

Our assessment that certain businesses are more insulated from e-commerce pressure than others may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants' ability to make rental payments to us and materially and adversely affect us.
We primarily invest in properties leased to tenants in sectors where a physical location is critical to the generation of sales and profits. Such tenants operate in sectors including grocery stores, home improvement, convenience stores, tire and auto services, auto parts and dollar stores. We believe many of these businesses have adopted effective omni-channel strategies that leverage their brick-and-mortar locations as a distinct competitive advantage against online only retailers and other competitors. In addition, these businesses generally operate in sectors that are resilient through economic cycles. While we believe this to be the case, technology and business conditions, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our current and prospective tenants face increased competition their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes and we rely on commercially available systems, software, tools and monitoring to provide infrastructure and security for processing, transmitting and storing information. Any failure, inadequacy or interruption could materially harm our business and/or damage our business relationships and our reputation. Our clients or other third parties with whom we do business may themselves become subject to cyberattacks or security incidents, over which we may have no control, and which could have an indirect adverse impact on them, us or our business relationship. Furthermore, our business is subject to risks from and may be impacted by cybersecurity attacks or cyber intrusion, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could cause operational interruption, damage to our business relationships, private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our team members, as well as third parties) and affect the efficiency of our business operations. Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information and reduce the benefits of our technologies. Further, while we carry cyber liability insurance, such insurance may not be adequate to cover all losses related to such events. In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous standards. Compliance with existing, proposed and recently enacted laws and regulations can be costly; failure to comply could subject us to fines and penalties, or damage to our reputation and credibility with regulators, tenants and investors.
The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants.
We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.
As AI technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. The AI-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems. If such AI-enhanced cyberattacks are successful, they could lead to substantial data breaches, loss of sensitive information, and significant financial and reputational damage.
Our environmental, social and governance commitments could result in additional costs, and our inability to achieve them could have an adverse impact on our reputation and performance.
From time to time, we communicate our strategies, commitments and targets related to sustainability and other environmental, social and governance matters. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. We may from time to time incur additional expense to meet such targets. Any failure to meet these sustainability targets could adversely impact our business, financial condition and results of operations. In addition, standards and processes for measuring and reporting carbon emissions and other sustainability metrics may change over time, and may result in inconsistent data, or could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them. Any scrutiny of our sustainability disclosures or our failure to achieve related strategies, commitments and targets could negatively impact our reputation or performance.

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
There are risks associated with owning and leasing real estate. Although many of our leases contain terms that obligate the tenants to bear substantially all of the costs of operating our properties, investing in real estate involves a number of risks. Income from and the value of our properties may be adversely affected by:
•Changes in general or local economic conditions;
•The attractiveness of our properties to potential tenants;
•Changes in supply of or demand for similar or competing properties in an area;
•Bankruptcies, financial difficulties or lease defaults by our tenants;
•Changes in operating costs and expense and our ability to control rents;
•Our ability to lease properties at favorable rental rates;
•Our ability to sell a property when we desire to do so at a favorable price;
•Property damage or casualty loss;
•Impacts of climate change;
•The potential risk of functional obsolescence of properties over time;
•Changes in interest rates and the availability of financing; and
•Changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in the ADA and similar regulations and tax, real estate, environmental and zoning laws, and our potential liability thereunder.
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
We face risks associated with climate change, which could materially and adversely impact us.
As a result of climate change, our properties in certain markets could experience increases in storm intensity, flooding, drought, wildfires, rising sea levels, and extreme temperatures. The potential physical impacts of climate change on our properties are uncertain and would be particular to the geographic circumstances in areas in which we own property. Over time, these conditions could result in volatile or decreased demand for certain of our properties or, in extreme cases, the inability of our tenants to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance (or making insurance unavailable), increasing the cost of energy at our properties, or requiring us to spend funds to repair and protect our properties against such risks. Compliance with new federal and state-level laws or regulations related to climate change, including climate change disclosures, compliance with “green” building codes or other laws or regulations relating to reduction of carbon footprints and/or greenhouse gas emissions, may require us to make significant cash expenditures both at the property and corporate level. Furthermore, our tenants’ increased costs associated with compliance with such laws or regulations could negatively impact our tenants’ operating results and ability to pay rent. Any of these occurrences could materially and adversely impact us.
Compliance with the ADA, fire and safety regulations, and other regulations may require us to make unanticipated expenditures.
Our properties are subject to the ADA, fire and safety regulations, building codes and other regulations. Failure to comply with these laws and regulations could result in imposition of fines by the government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance with the ADA and other property regulations, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected, and we could be required to expend our own funds to comply with applicable law and regulation.

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
Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership or operation of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our stockholders. This potential liability results from the following:
•As owner, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
•The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
•Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs; and
•Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.
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

A majority of our leases require our tenants to comply with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. However, we could be subject to strict liability under environmental laws because we own the properties. There are certain losses, including losses from environmental liabilities, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our secured lenders and reduce our ability to service our secured debt and pay dividends to stockholders and any debt security interest payments. Environmental problems at any properties could also put us in default under loans secured by those properties, as well as loans secured by unaffected properties. As of December 31, 2025, we have not been notified by any governmental authority of any non-compliance, liability or other claim, and are not aware of any other environmental condition that we believe will have a material adverse effect on our business, financial condition, results of operations or liquidity.
Uninsured losses relating to real property may adversely affect our operating results and cash flows and upon renewal of our insurance policies, our coverage may change and our costs may increase.
Our leases generally require tenants to carry comprehensive liability and extended coverage insurance on our properties. However, there are certain losses, including losses from environmental liabilities, terrorist acts or catastrophic acts of nature, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an affected property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. In the event of a substantial unreimbursed loss, we would remain obligated to repay any mortgage indebtedness or other obligations related to the property.
It has generally become more difficult and expensive to obtain property insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (for example, earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable.
If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experience damage which would otherwise have been covered by insurance, it could materially and adversely affect our financial condition and the operations of our properties.
Risks Related to Our Debt Financings
Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs for which we may not be able to obtain additional financing on acceptable terms.
At December 31, 2025, our ratio of total debt to enterprise value (assuming conversion of Operating Partnership Common Units into shares of common stock) was approximately 27.4%. Incurring substantial debt may adversely affect our business and operating results by:
•Requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
•Making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
•Requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or

•Limiting our flexibility in conducting our business, including our ability to finance or refinance our assets, contribute assets to joint ventures or sell assets as needed, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.
In addition, the use of leverage presents an additional element of risk in the event that (1) the cash flow from lease payments on our properties is insufficient to meet debt obligations, (2) we are unable to refinance our debt obligations as necessary or on as favorable terms, (3) there is an increase in interest rates, (4) we default on our financial obligations or (5) debt service requirements increase. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon with a consequential loss of income and asset value to us. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
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
The terms of the financing agreements and other indebtedness require us to comply with a number of customary financial and other covenants. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we have satisfied our payment obligations. Our ability to meet some of these covenants, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases. Our financing agreements contain certain cross-default provisions which could be triggered in the event that we default on our other indebtedness. These cross-default provisions may require us to repay or restructure the revolving credit facility in addition to any mortgage or other debt that is in default. If our properties were foreclosed upon, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected.
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
Our interest costs for any new debt and our current debt obligations may rise if interest rates increase. This increased cost could make the financing of any new acquisition more expensive as well as lower our current period earnings. For example, the increase in interest rates has led to an increase in our cost of capital, resulting in requiring acquisition opportunities to have higher investment yields to achieve our investment goals and objectives. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay to lease our assets and limit our ability to reposition our portfolio promptly in response to changes in economic or other conditions. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock. Decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments. Increased competition for the acquisition of real estate may lead to a decrease in the yields on real estate targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations may be adversely affected.

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
We expect to continue to increase our capital resources by making additional offerings of equity and debt securities in the future, which could include classes or series of preferred stock, common stock and senior or subordinated notes and commercial paper notes. Our ability to raise additional capital may be restricted at a time when we would like or need, including as a result of market conditions. Future market dislocations could cause us to seek sources of potentially less attractive capital and impact our flexibility to react to changing economic and business conditions. All debt securities and other borrowings, as well as all classes or series of preferred stock, will be senior to our common stock in a liquidation of our company. Additional equity offerings could dilute our stockholders’ equity and reduce the market price of shares of our common stock. In addition, depending on the terms and pricing of an additional offering of our common stock and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue preferred stock or other securities convertible into equity securities with a distribution preference or a liquidation preference that may limit our ability to make distributions on our common stock. Our ability to estimate the amount, timing or nature of additional offerings is limited as these factors will depend upon market conditions and other factors.

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
Provisions of Maryland law may limit the ability of a third party to acquire control of our company. Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:
•“Business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter would require the recommendation of our board of directors and impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“Control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
In addition, our bylaws contain a provision exempting any and all acquisitions by any person of shares of our stock from the control share acquisition statute.

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
An officer and member of our board of directors owns Operating Partnership Common Units. This individual may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and the Operating Partnership, such as interests in the timing and pricing of property sales or refinancing in order to obtain favorable tax treatment.
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
If we fail to qualify as a REIT, we will face tax consequences that will substantially reduce the funds available for payment of cash dividends:
•We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates.
•We may be subject to increased state and local taxes.
•Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we failed to qualify.
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
Changes to the federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, H.R. 1, which took effect for taxable years that began on or after January 1, 2018 (subject to certain exceptions), as amended by the Coronavirus Aid, Relief, and Economic Security Act made many significant changes to the federal income tax laws that profoundly impacted the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. Effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and is a complex revision to the U.S. federal income tax laws with potentially far-reaching consequences. The OBBBA will require subsequent rulemaking in a number of areas. The long-term impact of the OBBBA along with H.R. 1 on us, our investors, our tenants and the real estate industry cannot be reliably predicted and these changes impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. There can be no assurance, however, that technical clarifications to these laws or further changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress. In addition, while certain elements of tax reform legislation do not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our properties and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate. Other legislative proposals could be enacted in the future that could affect REITs and their stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of these tax law changes and any other potential tax law changes on an investment in our common stock.
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
In order to qualify as a REIT, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities, securities of TRSs and qualified real estate assets) cannot include more than 10% of the voting securities or 10% of the value of all securities, of any one issuer. In addition, in general, no more than 5% of the total value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of securities of any one issuer, and no more than 25% of the total value of our assets can be represented by one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.
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
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20% and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years that began on or after January 1, 2018 the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) was reduced for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account this 20% reduction in the maximum individual federal income tax rate (which is otherwise 37%), this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). This 20% deduction in the applicable tax rate for ordinary REIT dividends was originally enacted for the period from January 1, 2018 through December 31, 2025, but the reduction was made permanent by the passage of OBBBA on July 4, 2025. Nevertheless, the more favorable tax rates generally applicable to regular corporate distributions (from non-REIT corporations) could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets that is clearly identified in the manner specified in the Internal Revenue Code does not constitute gross income and is not counted for purposes of income tests that apply to us as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.
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
The market price and trading volume of our common stock may fluctuate widely due to various factors, including:
•Broad market fluctuations;
•Market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;
•Additions or departures of key management personnel;
•Changes in our credit ratings;
•The financial condition, performance and prospects of our tenants;
•Changes in market interest rates; and
•The realization of any of the other risk factors presented in this Annual Report on Form 10-K.

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
An epidemic or pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our tenants’ ability to operate their businesses and/or pay rent to us or prevent us from operating our business in the ordinary course for an extended period.
An epidemic or pandemic could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities due to, among other factors:
•A complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•Reduced economic activity could severely impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
•Reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending;
•Difficulty accessing debt and equity capital on attractive terms, or at all, potential impacts to our credit ratings, and a prolonged severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ ability to fund their business operations and meet their obligations to us;
•Negative impacts to our future compliance with financial covenants of our Revolving Credit Facility and other debt agreements could result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Credit Facility and pay dividends;
•Any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;
•A decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
•A deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants; and
•The potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.
The extent to which a future pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
A future pandemic precludes any prediction as to the full adverse impacts on our business. Nevertheless, a future pandemic presents a material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.
Item 1B:       Unresolved Staff Comments
There are no unresolved staff comments.

Item 1C.      Cybersecurity
Risk Management and Strategy
Managing Material Risks & Integrated Risk Management
We have a comprehensive and systematic cybersecurity risk assessment program, which covers the identification, analysis, evaluation, and management of cybersecurity risks. The program follows a risk-based approach, which prioritizes the cybersecurity risks according to their likelihood and impact and allocates the appropriate resources and actions to mitigate these risks and leverages the National Institute of Standards and Technology (NIST) framework.
The program is cross-functional involving the participation and input of internal stakeholders, third-party consultants and board oversight. The program is reviewed and updated on a monthly basis, or whenever there is a significant change in our environment, operations, or objectives.
Engagement and Oversight of Third-parties
We have contracted a reputable, global third-party external Security Operations Center (“SOC”) to ensure that our cybersecurity processes, tools, and monitoring are operating continuously. The SOC service provides a holistic view of our security landscape using a cloud-native Security Incident & Event Management platform, removing security siloes to gain actionable insights and providing continuous 24/7 detection and response services, as well as proactively identifying threats to prevent security disruptions.
We engage the SOC on a regular basis to conduct external audits and assessments of our cybersecurity posture and performance. The SOC provides independent and objective feedback and recommendations on how to improve our cybersecurity strategy, policies, processes, and controls. The SOC also assists the Company in identifying and prioritizing the most critical and emerging cybersecurity risks and threats, and to align our cybersecurity initiatives with the best practices and standards in the industry.
We also have a robust and rigorous oversight process for managing cybersecurity risks related to our third-party service providers. The process includes:
•conducting due diligence and background checks on the potential service providers;
•verifying their cybersecurity credentials, capabilities, and track record;
•establishing clear and specific contractual terms and conditions regarding the Company’s cybersecurity expectations, obligations, and the responsibilities of the service providers;
•conducting quarterly business reviews of service providers including security operations performance and recommendations; and
•monitoring and auditing the service providers’ performance, compliance, reporting and escalation procedures for any cybersecurity issues or incidents identified through quarterly business reviews.
Risks from Cybersecurity Threats
While we face a variety of cybersecurity risks, such as phishing attempts, ransomware attacks, and unauthorized access attempts, such risks have not materially affected us to-date, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see “Item 1A – Risk Factors - We face risks relating to information technology and cybersecurity attacks, loss of confidential information and other business disruptions” and “Item 1A – Risk Factors - The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants”.
Governance
Board of Directors’ Oversight
Our board of directors takes an active and informed role in our risk management policies and strategies. Our executive officers, which are responsible for our day-to-day risk management practices, present to the board of directors on the material risks to our Company, including risks related to information technology and cybersecurity.

The audit committee has formal oversight responsibility for cybersecurity and is responsible for reviewing the Company’s policies and procedures with respect to cybersecurity risk assessment and risk management. As part of the board of directors and audit committee’s oversight, the Chief Information Officer (“CIO”) provides quarterly updates to the audit committee with respect to security improvement projects, cybersecurity incidents, mitigation, and management.
Management’s Role Managing Risk
Our CIO is responsible for developing and overseeing matters related to cybersecurity and serves as the Company’s Chief Information Security Officer. The CIO has over 25 years of experience in information technology and is certified as an IT Business Relationship Management Professional (BRMP®), Six Sigma Blackbelt and Lean Office Champion. The CIO reports directly to the Chief Operating Officer, who is accountable for the overall information technology and security strategy and governance of the Company.
We have a comprehensive and continuous cybersecurity training program for our employees, which aims to raise their awareness and knowledge of cybersecurity threats and challenges, and to enhance their skills and competencies in preventing and responding to the cybersecurity incidents. The program covers the Company’s cybersecurity policies, guidelines, cybersecurity best practice guidelines, cybersecurity scenarios and simulations.
In connection with improving the management of cybersecurity risk, the Company has:
•audited our systems with the help of information security consultants;
•completed ransomware simulations and enhanced our Disaster Recovery and Business Continuity Plan to reflect lessons learned;
•implemented information security policies to monitor for and notify if personnel take potentially malicious actions against the company, such as forwarding sensitive emails or uploading data to non-approved cloud services;
•conducted recovery simulation of our proprietary database to determine restoration timing;
•implemented a continuous vulnerability scanning solution to identify known threats in near real-time;
•conducted penetration testing and remediated all issues identified; and
•enhanced e-mail filtering software to limit the possibility of phishing or ransomware attacks.
Monitor Cybersecurity Incidents
We have a well-defined and tested cybersecurity incident response plan, which outlines the roles and responsibilities, procedures and protocols, tools and resources, and communication and escalation channels that will be activated and implemented in the event of a cybersecurity incident. The plan aims to detect and contain the incident, analyze and assess its nature, scope, and severity, and restore and resume the normal operations and functions of the Company.
Item 2:          Properties
As of December 31, 2025, the Company’s portfolio consisted of 2,674 properties located in all 50 states and totaling approximately 55.5 million square feet of GLA.
As of December 31, 2025, the Company’s portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 7.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 66.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically subject to future rent increases based on fixed amounts or increases in the consumer price index and certain leases provide for additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Tenant Diversification
The following table presents annualized base rents for all tenants that represented 1.5% or greater of our total annualized base rent as of December 31, 2025 (dollars in thousands):

	Annualized	Percent of
Tenant	Base Rent(1)	Annualized Base Rent
Walmart	$41,155	5.6%
Tractor Supply	35,632	4.9%
Dollar General	28,612	3.9%
O'Reilly Auto Parts	22,274	3.0%
TJX Companies	22,239	3.0%
Best Buy	22,123	3.0%
CVS	21,288	2.9%
Kroger	21,039	2.9%
Lowe's	20,974	2.9%
Hobby Lobby	20,913	2.9%
Gerber Collision	18,933	2.6%
7-Eleven	18,037	2.5%
Sunbelt Rentals	17,224	2.3%
Burlington	15,133	2.1%
Home Depot	14,062	1.9%
Sherwin-Williams	13,947	1.9%
Genuine Parts Company (NAPA Auto Parts)	12,172	1.7%
Dollar Tree	12,045	1.6%
Wawa	11,111	1.5%
Other(2)	344,482	46.9%
Total Portfolio	$733,395	100.0%
(1)Represents annualized base rent on a straight-line basis as of December 31, 2025.
(2)Includes tenants that represented less than 1.5% of annualized contractual base rent as of December 31, 2025.

Tenant Sector Diversification
The following table presents annualized base rents for all retail sectors as of December 31, 2025 (dollars in thousands):

	Annualized	Percent of
Sector	Base Rent(1)	Annualized Base Rent
Grocery Stores	$75,290	10.3%
Home Improvement	66,416	9.0%
Convenience Stores	56,237	7.7%
Tire and Auto Service	55,926	7.6%
Auto Parts	49,371	6.7%
Dollar Stores	47,315	6.4%
Off-Price Retail	43,863	6.0%
Farm and Rural Supply	37,403	5.1%
General Merchandise	36,643	5.0%
Pharmacy	26,239	3.6%
Consumer Electronics	26,224	3.6%
Crafts and Novelties	23,205	3.2%
Discount Stores	20,861	2.8%
Equipment Rental	18,280	2.5%
Health Services	18,050	2.5%
Warehouse Clubs	16,823	2.3%
Restaurants - Quick Service	16,572	2.3%
Health and Fitness	15,237	2.1%
Dealerships	15,078	2.0%
Sporting Goods	12,911	1.8%
Financial Services	9,745	1.3%
Specialty Retail	9,271	1.3%
Restaurants - Casual Dining	7,027	0.9%
Shoes	4,897	0.7%
Home Furnishings	4,857	0.7%
Pet Supplies	4,813	0.6%
Theaters	3,976	0.5%
Beauty and Cosmetics	3,776	0.5%
Entertainment Retail	2,651	0.4%
Apparel	2,544	0.3%
Miscellaneous	1,270	0.2%
Office Supplies	624	0.1%
Total Portfolio	$733,395	100.0%
(1)Represents annualized base rent on a straight-line basis as of December 31, 2025.

Geographic Diversification
The following table presents annualized base rents, by state, for our portfolio as of December 31, 2025 (dollars in thousands):

	Annualized	Percent of
State	Base Rent(1)	Annualized Base Rent
Texas	$50,474	6.9%
Illinois	44,964	6.1%
Ohio	39,176	5.3%
Michigan	38,060	5.2%
New York	36,303	5.0%
Pennsylvania	35,627	4.9%
Florida	34,465	4.7%
North Carolina	34,010	4.6%
California	32,190	4.4%
Georgia	29,476	4.0%
New Jersey	26,296	3.6%
Wisconsin	20,690	2.8%
Missouri	20,228	2.8%
Louisiana	19,362	2.6%
Virginia	17,825	2.4%
Mississippi	17,078	2.3%
Minnesota	16,472	2.2%
South Carolina	16,448	2.2%
Kansas	15,971	2.2%
Indiana	15,283	2.1%
Connecticut	14,519	2.0%
Tennessee	13,618	1.9%
Massachusetts	13,442	1.8%
Alabama	13,408	1.8%
Oklahoma	11,097	1.5%
Other(2)	106,913	14.7%
Total Portfolio	$733,395	100.0%
(1)Represents annualized base rent on a straight-line basis as of December 31, 2025.
(2)Includes tenants that represented less than 1.5% of annualized contractual base rent as of December 31, 2025.

Lease Expirations
The following table presents contractual lease expirations within the Company’s portfolio as of December 31, 2025, assuming no tenants exercise renewal options (dollars and GLA in thousands):

		Annualized Base Rent(1)		Gross Leasable Area
Year	Number of Leases	Dollars	% of Total	Square Feet	% of Total
2026	52	$10,710	1.5%	1,004	1.8%
2027	162	36,701	5.0%	3,375	6.1%
2028	182	48,018	6.5%	4,188	7.6%
2029	218	67,725	9.2%	6,370	11.5%
2030	339	74,708	10.2%	6,295	11.4%
2031	244	61,877	8.4%	4,885	8.8%
2032	257	54,118	7.4%	3,919	7.1%
2033	229	52,849	7.2%	4,015	7.3%
2034	232	53,022	7.2%	3,575	6.5%
2035	217	60,350	8.2%	4,151	7.5%
Thereafter	763	213,317	29.2%	13,495	24.4%
Total Portfolio	2,895	$733,395	100.0%	55,272	100.0%
(1)Represents annualized base rent on a straight-line basis as of December 31, 2025.
Developments
During the year ended December 31, 2025, the Company had 34 development or DFP projects completed or under construction, for which 13 remained under construction as of December 31, 2025. Anticipated total costs for the 13 projects are approximately $94.1 million.
Item 3:        Legal Proceedings
From time to time, we are involved in legal proceedings in the ordinary course of business. We are not presently involved in any litigation nor, to our knowledge, is any other litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is expected to be covered by our liability insurance. Management believes that we do not have any pending legal proceedings that, individually or in the aggregate, would have a material adverse effect on our liquidity, results of operations or business or financial condition.
Item 4:        Mine Safety Disclosures
Not applicable.

PART II
Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividend Policy
The Company’s common stock is traded on the NYSE under the symbol “ADC.” At February 9, 2026, there were 120,028,299 shares of our common stock issued and outstanding which were held by 164 stockholders of record. The number of stockholders of record does not reflect persons or entities that held their shares in nominee or “street” name. In addition, at February 9, 2026 there were 347,619 outstanding Operating Partnership Common Units held by a limited partner other than our Company. The Operating Partnership Common Units are exchangeable into shares of common stock on a one-for-one basis.
The Company intends to continue to declare regular dividends. However, our distributions are determined by our board of directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of directors deems relevant. The Company has historically paid cash dividends, although we may choose to pay a portion in stock dividends in the future. To qualify as a REIT, distributions of at least 90% of our REIT taxable income prior to net capital gains must be made to our stockholders, as well as meet certain other requirements. The distributions must be paid in the taxable year the income is recognized; or in the following taxable year if they are declared during the last three months of the taxable year, payable to stockholders of record on a specified date during such period and paid during January of the following year. Generally, such distributions are treated for REIT tax purposes as paid by us and received by our stockholders on December 31 of the year in which they are declared, however such distributions may be treated for REIT tax purposes as a distribution in the year in which they are paid if REIT distribution requirements have been met through earlier distributions. In addition, at our election, a distribution for a taxable year may be declared in the following taxable year if it is declared before we timely file our tax return for such year and if paid on or before the first regular dividend payment after such declaration. These distributions qualify as dividends paid for the 90% REIT distribution test for the previous year and are taxable to holders of our capital stock in the year in which paid.
Issuer Purchases of Equity Securities
Common stock repurchases during the three months ended December 31, 2025 were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	—
November 1, 2025 - November 30, 2025	21	73.78	—	—
December 1, 2025 - December 31, 2025	311	74.30	—	—
Total	332	$74.27	—	—
During the three months ended December 31, 2025, the Company withheld 332 shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2025.
Equity Compensation Plans
For information about our equity compensation plan, please see “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
Item 6:        [Reserved]

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, and related notes thereto, included elsewhere in this Annual Report on Form 10-K and the “Cautionary Note Regarding Forward-Looking Statements” in “Item 1A – Risk Factors” above. Also refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of our financial condition and results of operations, including a comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023.
Overview
The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the NYSE in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which the Company held a 99.7% common interest as of December 31, 2025. Refer to Note 1-Organization in the notes to the consolidated financial statements in this Form 10-K for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.
As of December 31, 2025, the Company’s portfolio consisted of 2,674 properties located in all 50 states and totaling approximately 55.5 million square feet of GLA. The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 7.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 66.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.
The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.
Results of Operations
Overall
The Company’s real estate investment portfolio grew from approximately $7.42 billion in net investment amount representing 2,370 properties with 48.8 million square feet of GLA as of December 31, 2024 to approximately $8.57 billion in net investment amount representing 2,674 properties with 55.5 million square feet of GLA at December 31, 2025. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2025 on acquisitions, development and DFP projects that were completed during 2024. Similarly, the full rental income impact of acquisitions made during 2025 will not be seen until 2026.

Acquisitions
The following summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

Year Ended
December 31, 2025
Number of properties acquired	305
Location (by state)	41
Tenant retail sectors	29
Weighted-average lease term (years)	11.5
Underwritten weighted-average capitalization rate(1)	7.2%
Total purchase price, including acquisition and closing costs	$1,448,066
(1)Weighted-average capitalization rate for acquisitions is the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the aggregate purchase price for occupied properties.
Development and Developer Funding Platform
The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

Year Ended
December 31, 2025
Projects completed	21
Projects commenced	14
Projects under construction at period-end	13
Dispositions
The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

Year Ended
December 31, 2025
Number of properties sold	22
Net proceeds	$42,067
Gain on sale of assets, net	$5,416
Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024 (dollars in thousands)

	Year Ended December 31,		Variance
	2025	2024	(in dollars)	(percentage)
Rental Income	$718,163	$616,822	$101,341	16%
Real Estate Tax Expense	$52,231	$46,882	$5,349	11%
Property Operating Expense	$33,773	$26,349	$7,424	28%
Depreciation and Amortization Expense	$239,308	$206,987	$32,321	16%
The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the year ended December 31, 2025 compared to the year ended December 31, 2024, as further described under Results of Operations - Overall above.
General and administrative expenses increased $6.9 million, or 18%, to $44.1 million for the year ended December 31, 2025, compared to $37.2 million for the year ended December 31, 2024. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted beginning in 2023. General and administrative expenses as a percentage of total revenue increased to 6.1% for the year ended December 31, 2025 from 6.0% for the year ended December 31, 2024.

Interest expense, net increased $25.7 million, or 24%, to $134.6 million for the year ended December 31, 2025, compared to $108.9 million for the year ended December 31, 2024. The increase in interest expense, net was primarily a result of higher levels of borrowings during the year ended December 31, 2025 compared to the year ended December 31, 2024 in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $21.5 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025 and the $450.0 million 2034 Senior Unsecured Public Notes that were issued in May 2024, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $4.8 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Provision for impairment increased $4.7 million to $11.9 million for the year ended December 31, 2025, compared to $7.2 million for the year ended December 31, 2024. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.
A net gain of $5.4 million was recognized on the sale of 22 assets and land parcels during the year ended December 31, 2025, compared to a net gain of $11.5 million recognized on the sale of 26 assets during the year ended December 31, 2024. The decrease was primarily due to lower disposition volume and lower average disposition proceeds per property in 2025 as compared to 2024. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales are not necessarily comparable period-to-period.
Income and other tax expense decreased $2.6 million to $1.7 million for the year ended December 31, 2025 compared to $4.3 million during the year ended December 31, 2024. The decrease is driven by refunds received as a result of amendments to previous years' tax returns for various state filings as well as a reduction in recurring expense levels following these amendments.
Net income increased $15.2 million, or 8%, to $205.0 million for the year ended December 31, 2025, compared to $189.8 million for the year ended December 31, 2024. The change was the result of the growth in the portfolio partially offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $15.1 million, or 8% to $196.9 million for the year ended December 31, 2025, compared to $181.8 million for the year ended December 31, 2024.
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
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of December 31, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $385.8 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
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

In addition, in May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.
On November 17, 2025, the Company entered into the First Amendment to the Fourth Amended and Restated Revolving Credit Agreement (the “First Amendment to the Revolving Credit Facility”) with PNC Bank, as administrative agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment to the Revolving Credit Facility amends the Revolving Credit Facility by and among the Company, the Borrower, PNC Bank, as administrative agent, and a syndicate of lenders named therein. The First Amendment to the Revolving Credit Facility includes certain technical and administrative amendments, including an amendment to the interest rate for borrowings under the Revolving Credit Facility by reducing the SOFR adjustment to zero basis points. As a result, the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. At December 31, 2025, borrowings under the Revolving Credit Facility, as amended, would have incurred interest at a rate of SOFR plus a pricing grid spread of 72.5 basis points.
On November 17, 2025, the Company entered into the Second Amendment to Term Loan Agreement (the “Second Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The Second Amendment implements various changes to conform to the 2031 Unsecured Term Loan (defined below). In addition, the Second Amendment reduced the SOFR adjustment to zero basis points, resulting in the borrowings under the 2029 Unsecured Term Loan to be priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings.
On November 17, 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw term loan (the “2031 Unsecured Term Loan) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings at the time of closing, pricing on the 2031 Unsecured Term Loan was 80 basis points over SOFR. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031.
The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of December 31, 2025, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility and Commercial Paper Program. As of December 31, 2025, the Company had approximately $2.02 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow of $20.6 million, unsettled forward equity of $716.1 million, $350.0 million of undrawn capacity under the 2031 Term Loan and $929.5 million of availability under our Revolving Credit Facility, adjusted to reflect the outstanding Commercial Paper Notes, subject to compliance with covenants.
The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its Revolving Credit Facility, the issuance of debt and the issuance or settlement of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.
We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors”
Capitalization
As of December 31, 2025, the Company’s total enterprise value was approximately $12.15 billion. Total enterprise value consisted of $8.67 billion of common equity (based on the December 31, 2025 closing price of Company common stock on the NYSE of $72.03 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value), and $3.32 billion of total debt including (i) $320.5 million of borrowings under its Revolving Credit Facility and Commercial Paper Program; (ii) $2.61 billion of senior unsecured notes; (iii) $350.0 million of unsecured term loans (iv) $42.9 million of mortgage notes payable; less $20.6 million cash, cash equivalents and cash held in escrow. The Company’s total debt to total enterprise value was 27.4% at December 31, 2025.

At December 31, 2025, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 120,376,025 shares of common stock outstanding at December 31, 2025.
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
In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of December 31, 2024, the Company had not settled any of these shares. During the year ended December 31, 2025, the Company settled all of the October 2024 forward sales agreements, realizing net proceeds to the Company of approximately $366.6 million, after deducting fees and expenses and making certain other adjustments.
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of December 31, 2025, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $385.8 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of December 31, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
The following table summarizes the ATM programs that were in place during 2025, 2024 and 2023 (dollars in millions):

Program		Program Size	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of December 31, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold
September 2022	(1)	$750.0	10,217,973		10,217,973	—		$670.3
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024		$1,250.0	4,444,245	(2)	—	4,444,245	(3)	$330.3
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $914.5 billion of availability under the October 2024 Program as of December 31, 2025.
(3)The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and May 2027.
Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Shares of common stock sold under the ATM programs	4,275,968	10,598,037	5,846,998
Shares of common stock settled under the ATM programs	7,633,519	6,630,112	6,117,768
Net proceeds received (in millions)	$538.3	$403.8	$415.4

Debt
The table below summarizes the Company’s outstanding debt as of the dates presented (dollars in thousands):

	All-in Interest Rate	Coupon Rate	Maturity	Principal Amount Outstanding
				December 31, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility and Commercial Paper Notes
Revolving Credit Facility(1)	4.50%		August 2028	$—	$158,000
Commercial Paper Notes(2)	3.94%		Various	320,500	—
Total Revolving Credit Facility and Commercial Paper Notes				$320,500	$158,000

Unsecured Term Loans
2029 Unsecured Term Loan(3)	4.37%		January 2029	$350,000	$350,000
2031 Unsecured Term Loan(4)	4.02%		May 2031	-	-
Total Unsecured Term Loans				$350,000	$350,000

Senior Unsecured Notes(5)
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$—	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes(6)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes(6)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes(6)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes(6)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes(6)	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes(6)	5.35%	5.60%	June 2035	400,000	—
Total Senior Unsecured Notes				$2,610,000	$2,260,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	$628	$1,654
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable				$42,878	$43,904

Total Principal Amount Outstanding				$3,323,378	$2,811,904
(1)At December 31, 2025, the Revolving Credit Facility would have incurred interest of 4.50%, which is comprised of SOFR of 3.77% and the pricing grid spread of 72.5 basis points.
(2)As of December 31, 2025, the weighted-average maturity of the Commercial Paper Notes outstanding was less than one month.
(3)The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.
(4)At December 31, 2025, if amounts were drawn under the 2031 Unsecured Term Loan, the applicable interest rate would have reflected the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%.
(5)All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.
(6)The principal amounts outstanding are presented excluding their original issue discounts.

Senior Unsecured Revolving Credit Facility
On August 8, 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).

On November 17, 2025, the Company entered into the First Amendment to the Revolving Credit Facility with PNC Bank, as administrative agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment to the Revolving Credit Facility amends the Revolving Credit Facility by and among the Company, the Borrower, PNC Bank, as administrative agent, and a syndicate of lenders named therein. The First Amendment to the Revolving Credit Facility includes certain technical and administrative amendments, including an amendment to the interest rate for borrowings under the Revolving Credit Facility by reducing the SOFR adjustment to zero basis points. As a result, the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. At December 31, 2025, borrowings under the Revolving Credit Facility, as amended, would have incurred interest at a rate of SOFR plus a pricing grid spread of 72.5 basis points.
As of December 31, 2025 the Revolving Credit Facility had no outstanding balance and bore interest of 4.50%, which is comprised of SOFR of 3.77%, the pricing grid spread of 72.5 basis points, with no SOFR adjustment.
The Revolving Credit Facility serves as a liquidity backstop for the Company’s Commercial Paper Notes and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.
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
2029 Unsecured Term Loan
On July 31, 2023, the Company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. At the time of the 2029 Unsecured Term Loan’s closing, borrowings were priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. Due to the Company’s improved credit rating, the credit spread on the 2029 Unsecured Term Loan decreased by five basis points in August 2025. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.
On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The First Amendment implements various covenant and technical amendments to make the 2029 Unsecured Term Loan’s provisions consistent with corresponding provisions in the Revolving Credit Facility (see “Senior Unsecured Revolving Credit Facility” above). The First Amendment does not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.
On November 17, 2025, the Company entered into the Second Amendment to Term Loan Agreement (the “Second Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The Second Amendment implements various changes to conform to the 2031 Unsecured Term Loan (defined below). In addition, the Second Amendment reduced the SOFR adjustment to zero basis points, resulting in the borrowings under the 2029 Unsecured Term Loan to be priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings as of December 31, 2025, pricing on the 2029 Unsecured Term Loan was 80 basis points over SOFR.

2031 Unsecured Term Loan
On November 17, 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw term loan (the “2031 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings at the time of closing, pricing on the 2031 Unsecured Term Loan was 80 basis points over SOFR. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031.
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
In May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.
Mortgage Notes Payable
As of December 31, 2025, the Company had total gross mortgage indebtedness of $42.9 million which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $73.3 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.67% as of December 31, 2025.
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
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2025.

Cash Flows
Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio.  Net cash provided by operating activities for the year ended December 31, 2025 increased by $72.1 million over the year ended December 31, 2024, primarily due to the increase in the size of the Company’s real estate investment portfolio.
Investing - Net cash used in investing activities was $657.7 million higher during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to:
•$560.9 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
•$52.2 million decrease in proceeds from asset sales due to lower disposition volume as well as lower average sales price per property during 2025 as compared to 2024. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
•$45.3 million increase in cash used for development of real estate investments and other assets due to increase in the number of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.
Financing - Net cash provided by financing activities increased by $607.9 million during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to:
•$501.4 million increase of net proceeds from the issuance of common stock;
•$37.1 million increase in total dividends and distributions paid as a result of the increase in the number of common shares outstanding as well as the increase in the common stock dividend rate. The Company’s annual common stock dividend declared during the year ended December 31, 2025 of $3.081 per common share, represents a 2.7% increase over the annual dividend amount of $3.000 per common share declared during 2024;
•$231.5 million change in net borrowings on the Revolving Credit Facility and Commercial Paper Program. Net borrowings on the Revolving Credit Facility were $162.5 million during the year ended December 31, 2025 while $69.0 million of net repayments were completed in 2024;
•$5.0 million decrease in payments for financing costs, driven by the Fourth Amendment to the Revolving Credit Facility completed in 2024;
•$6.1 million decrease in payments of financing lease liabilities as an acquisition of the fee interest in land previously under a finance lease was completed during the year ended December 31, 2024;
•$50.0 million repayment of the 2025 Senior Unsecured Notes; no similar repayments were made during the year ended December 31, 2024; and
•$47.5 million decrease in proceeds from new debt issuance. During the year ended December 31, 2025, the Company received gross proceeds of $397.2 million from the issuance of the 2035 Senior Unsecured Public Notes in May 2025, compared to gross proceeds of $444.7 million from the issuance of the 2034 Senior Unsecured Public Notes in 2024.
Material Cash Requirements
In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.

Details on these obligations as of December 31, 2025, including expected settlement periods, are presented below (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$628	$—	$—	$42,250	$—	$—	$42,878
Revolving Credit Facility and Commercial Paper Notes(1)	320,500	—	—	—	—	—	320,500
Unsecured Term Loans(2)	—	—	—	350,000	—	—	350,000
Senior Unsecured Notes	—	50,000	410,000	100,000	475,000	1,575,000	2,610,000
Land Lease Obligations	2,055	2,120	2,097	2,088	1,856	33,027	43,243
Estimated Interest Payments on Outstanding Debt(3)	124,200	122,932	117,138	96,819	87,099	236,424	784,612
Total	$447,383	$175,052	$529,235	$591,157	$563,955	$1,844,451	$4,151,233
(1)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029. The weighted-average maturity of the Commercial Paper Notes outstanding at December 31, 2025 was less than one month.
(2)The 2031 Unsecured Term Loan matures in May 2031. No amounts had been drawn under the delayed draw, $350.0 million loan as of December 31, 2025.
(3)Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.
In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.
During the year ended December 31, 2025, the Company had 34 development or DFP projects completed or under construction, for which 13 remain under construction as of December 31, 2025. Anticipated total costs for the 13 projects are approximately $94.1 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, and/or other sources of funding available to the Company.
The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.
Dividends
During 2025, the Company declared monthly dividends totaling $3.081 per common share. The holder of the Operating Partnership Common Units is entitled to an equal distribution per Operating Partnership Common Unit held. The December dividends and distributions were recorded as a liability on the consolidated balance sheets at December 31, 2025 and were paid on January 15, 2026.
During 2025, the Company declared monthly dividends on the Series A Preferred Shares totaling $1.063 per Depositary Share. The December dividend was recorded as a liability on the consolidated balance sheets at December 31, 2025 and was paid on January 2, 2026.
Recent Accounting Pronouncements
Refer to Note 2 – Summary of Significant Accounting Policies in the consolidated financial statements for a summary and anticipated impact of each accounting pronouncement on the Company’s financial statements.

Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the consolidated financial statements. From time-to-time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included below. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 to our consolidated financial statements.
Accounting for Acquisitions of Real Estate
The acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, assumed debt, if any, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. In making estimates of fair values, the Company may use various sources, including data provided by independent third parties, as well as information obtained by the Company as a result of due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located. Certain assumptions, including those around market land values and market rental rates, are inherently subjective. While assumptions of market land values and market rental rates are based on available market data, the application of market data to the unique nature of properties acquired may require significant judgment. The use of different assumptions in the allocation of the purchase price of the acquired properties could affect the timing of recognition of the related revenue and expenses.
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

The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Year Ended December 31,
	2025	2024	2023
Reconciliation from Net Income to Funds from Operations
Net income	$204,989	$189,832	$170,547
Less Series A preferred stock dividends	7,437	7,437	7,437
Net income attributable to Operating Partnership common unitholders	197,552	182,395	163,110
Depreciation of rental real estate assets	159,155	137,835	115,617
Amortization of lease intangibles - in-place leases and leasing costs	77,825	67,128	58,967
Provision for impairment	11,872	7,224	7,175
(Gain) loss on sale or involuntary conversion of assets, net	(5,386)	(11,441)	(1,849)
Funds from Operations - Operating Partnership common unitholders	$441,018	$383,141	$343,020

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	36,749	33,571	33,430
Core Funds from Operations - Operating Partnership common unitholders	$477,767	$416,712	$376,450

Straight-line accrued rent	(17,356)	(12,711)	(12,142)
Stock-based compensation expense	12,991	10,805	8,338
Amortization of financing costs and original issue discounts	7,074	5,988	4,403
Non-real estate depreciation	2,328	2,024	1,693
Adjusted Funds from Operations - Operating Partnership common unitholders	$482,804	$422,818	$378,742

Funds from Operations per common share and partnership unit - diluted	$3.95	$3.75	$3.58
Core Funds from Operations per common share and partnership unit - diluted	$4.28	$4.08	$3.93
Adjusted Funds from Operations per common share and partnership unit - diluted	$4.33	$4.14	$3.95

Weighted average shares and Operating Partnership common units outstanding
Basic	111,070,994	101,446,871	95,539,028
Diluted	111,548,264	102,223,923	95,785,031

Additional supplemental disclosure
Scheduled principal repayments	$1,026	$963	$905
Capitalized interest	$2,027	$1,599	$1,957
Capitalized building improvements	$12,086	$12,905	$9,819

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

	2026	2027	2028	2029		2030	Thereafter	Total
Mortgage Notes Payable	$628	$—	$—	$42,250		$—	$—	$42,878
Interest Rate	6.27%			3.63%

Revolving Credit Facility(1) and Commercial Paper Notes(2)	$320,500	$—	$—	$—		$—	$—	$320,500
Interest Rate	3.94%

Unsecured Term Loans(3)	$—	$—	$—	$350,000		$—	$—	$350,000
Interest Rate				4.37%	(4)

Senior Unsecured Notes	$—	$50,000	$410,000	$100,000		$475,000	$1,575,000	$2,610,000
Interest Rate		4.26%	2.45%	4.19%		3.71%	4.48%
(1)The Revolving Credit Facility had no outstanding balance as of December 31, 2025. The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)The weighted-average maturity of the Commercial Paper Notes outstanding at December 31, 2025 was less than one month.
(3)As of December 31, 2025, no amounts had been drawn under the 2031 Unsecured Term Loan. Had amounts been drawn, the applicable interest rate would have reflected the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%.
(4)The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
The table above incorporates those exposures that exist as of December 31, 2025; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
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
In June 2023, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the Senior Unsecured Term Loan which matures January 2029. As of December 31, 2025, these interest rate swaps were valued as a liability of approximately $2.8 million.
In September and October of 2025, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22%. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Senior Unsecured Term Loan which matures May 2031. As of December 31, 2025, these interest rate swaps were valued as an asset of approximately $3.3 million.
In August, September and October of 2025, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending June 2026. As of December 31, 2025, these interest rate swaps are valued as an asset of approximately $2.7 million.

The Company does not use derivative instruments for trading or other speculative purposes, and the Company did not have any other derivative instruments as of December 31, 2025.
The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.9 million and $2.55 billion, respectively, as of December 31, 2025. The fair value of the Commercial Paper Notes is estimated to equal the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates. The fair value of the Revolving Credit Facility and Unsecured Term Loans approximate their carrying values as they are variable rate debt.
At December 31, 2025, our outstanding Mortgage Notes Payable and Senior Unsecured Notes had fixed interest rates. Interest on our Revolving Credit Facility and Unsecured Term Loans are variable, and as a result, we are subject to interest rate risk with respect to such floating-rate debt. In addition, given the short-term nature of the Commercial Paper Notes, we are subject to interest rate risk related to the borrowings.
There are no borrowings outstanding under the Revolving Credit Facility and $320.5 million of Commercial Paper Notes outstanding at December 31, 2025. A hypothetical 100-basis point increase or decrease in market interest rates, assuming no change in the amount outstanding on these borrowings, would change annual interest expense by $3.2 million.
The variable interest rate features on our unsecured term loans have been mitigated by interest rate swap agreements.
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
Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A:    Controls and Procedures
Disclosure Controls and Procedures
At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company;
2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report issued by our independent registered public accounting firm, Grant Thornton LLP, required under this item is contained on page F-2 of this Annual Report on Form 10-K.
Item 9B:       Other Information
Rule 10b5-1 Trading Plans – Directors and Section 16 Officers
During the three months ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.
Item 9C:       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10:       Directors, Executive Officers and Corporate Governance
The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), all of which is incorporated by reference: “Proposal I – Election of Directors”; “Board Matters–The Board of Directors”; “Board Matters –Committees of the Board”; “Board Matters –Corporate Governance”; “Executive Officers”; and “Additional Information – Proposals for 2026 Annual Meeting”
Item 11:       Executive Compensation
The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Board Matters – Director Compensation,” and “Compensation Committee Report.”
Item 12:       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes the equity compensation plan under which our common stock may be issued as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrant and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	—	1,721,199	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,721,199
(1)Relates to various stock-based awards available for issuance under the Agree Realty Corporation 2024 Omnibus Incentive Plan, including incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, performance shares and units, unrestricted stock awards and dividend equivalent rights.

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
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
•Notes to the Consolidated Financial Statements

15(a)(2).	The following is a list of the financial statement schedules required by Item 8:
Schedule III – Real Estate and Accumulated Depreciation

15(a)(3).	Exhibits

Exhibit No.	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.1.8	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.2.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

4.1	Amended and Restated Registration Rights Agreement, dated July 8, 1994 by and among the Company, Richard Agree, Edward Rosenberg and Joel Weiner (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

4.2	Form of certificate representing shares of common stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on August 24, 2009).

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

4.19
Indenture Officer’s Certificate, dated as of May 13, 2024, among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.20	Form of Global Note for 5.625% Notes due 2032 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.21
Form of 2034 Guarantee by and among Agree Limited Partnership, Agree Realty Corporation and U.S. Bank National Association (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2024).

4.22
Indenture Officer’s Certificate, dated as of May 23, 2025, among the Company, the Parent Guarantor and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 23, 2025).

4.23	Form of Global Note for 5.600% Notes due 2035 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 23, 2025).

4.24	Form of 2035 Guarantee by and among the Company, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 23, 2025).

10.1.1
Note Purchase Agreement, dated as of August 3, 2017, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.1.2
Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and Annuity Associate of America (“TIAA”) and each TIAA Affiliate (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.1.3
First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation and Teachers Insurance and Annuity Association of America (“TIAA”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.1.4
Uncommitted Master Note Facility, dated as of August 3, 2017, among Agree Limited Partnership, the Company and Teachers Insurance and AIG Asset Management (U.S.), LLC (“AIG”) and each AIG Affiliate (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.1.5
First Supplement to Uncommitted Master Note Facility, dated as of September 26, 2018, among Agree Limited Partnership, Agree Realty Corporation, AIG Asset Management (U.S.), LLC and the institutional investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.2*+	Summary of Director Compensation.

10.3+
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

10.5
Note Purchase Agreement, dated as of July 28, 2016, by and among Agree Limited Partnership, the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.6	Form of Revolving Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2018).

10.7
Reimbursement Agreement, dated as of October 3, 2023 by and between the Company and Richard Agree (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2024).

10.8
Note Purchase Agreement, dated as of June 14, 2019, among Agree Limited Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.9.1+	Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2020).

10.9.2+
Form of Restricted Stock Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.9.3+
Form of Performance Unit Agreement under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 20, 2020).

10.9.4+
Form of Restricted Stock Notice (Non-Employee Directors) under the Agree Realty Corporation 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.10.1+	Agree Realty Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).

10.10.2*+	Form of Restricted Stock Agreement under the Agree Realty Corporation 2024 Omnibus Incentive Plan.

10.10.3*+	Form of Performance Unit Agreement under the Agree Realty Corporation 2024 Omnibus Incentive Plan.

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

10.13+
Employment Agreement, dated October 1, 2023, by and between Agree Realty Corporation and Joel Agree (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 24, 2023).

10.14+
Employment Agreement dated June 18, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.15+
Addendum to Employment Agreement dated August 19, 2020, between Agree Realty Corporation and Craig Erlich (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 19, 2020).

10.16.1
Second Amended and Restated Agreement of Limited Partnership of Agree Limited Partnership, dated as of September 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2021).

10.16.2
First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of November 17, 2025, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2025).

10.17
Fourth Amended and Restated Credit Agreement, dated as of August 8, 2024, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2024).

10.18+
Employment Agreement, dated January 5, 2022, between Agree Realty Corporation and Peter Coughenour (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.19*+	Employment Agreement, dated February 6, 2026, between Agree Realty Corporation and Nicole Witteveen.

10.20.1
Term Loan Agreement, dated as of July 31, 2023 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023).

10.20.2
First Amendment to Term Loan Agreement, dated as of August 8, 2024 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2024).

10.20.3
Second Amendment to Term Loan Agreement, dated as of November 17, 2025 by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 18, 2025).

10.21
Term Loan Agreement, dated as of November 17, 2025, by and among Agree Realty Corporation, Agree Limited Partnership, PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2025).

19.1*	Agree Realty Corporation Insider Trading Policy, adopted September 4, 2019, and amended December 7, 2024 and December 12, 2025.

21*	Subsidiaries of Agree Realty Corporation.

22*	Subsidiary Guarantors of Agree Realty Corporation.

23.1*	Consent of Grant Thornton LLP.

24*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

97.1
Agree Realty Corporation Compensation Recovery Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

101*	The following materials from Agree Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the consolidated balance sheets, (ii) the consolidated statements of operations and comprehensive income, (iii) the consolidated statements of equity, (iv) the consolidated statements of cash flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________________________
*Filed herewith.
+Management contract or compensatory plan or arrangement.
†The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Agree Realty Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10‑K, irrespective of any general incorporation language contained in such filing.

15(b)    The Exhibits listed in Item 15(a)(3) are hereby filed with this Annual Report on Form 10-K.
15(c)     The financial statement schedule listed at Item 15(a)(2) is hereby filed with this Annual Report on Form 10-K.
Item 16:      Form 10-K Summary
None.
55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Agree Realty Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 10, 2026 expressed an unqualified opinion on those financial statements.
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
Charlotte, North Carolina
February 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Agree Realty Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Agree Realty Corporation (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the measurement of fair values used in accounting for acquisitions of real estate
As described further in Notes 2 and 4 to the financial statements, the acquisition of property for investment purposes is typically accounted for as an asset acquisition. The Company allocates the purchase price to land, building, and identified intangible assets and liabilities, based in each case on their relative estimated fair values and without giving rise to goodwill. During 2025, the Company purchased 305 retail net lease assets for approximately $1.4 billion, which includes acquisition and closing costs. We identified the evaluation of the measurement of fair values used in accounting for acquisitions of real estate as a critical audit matter.

The principal consideration for our determination that the evaluation of the measurement of fair values used in accounting for acquisitions of real estate is a critical audit matter is that auditing management’s determination of fair value was complex and involved subjectivity. In particular, the fair value measurements are sensitive to significant assumptions. Those significant assumptions include market land value and market rent.
Our audit procedures related to the evaluation of fair values used in accounting for acquisitions of real estate included the following, among others.
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant controls to allocate the purchase price of real estate acquisitions, including internal controls over the selection and review of inputs and assumptions used to estimate fair value.
•For a selection of real estate acquisitions, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of key inputs and assumptions used to determine fair value by comparing the Company’s market land and market rent values to independently developed ranges using relevant market data derived from industry transaction databases and published industry reports.
•For a selection of real estate acquisitions and leases, we compared the Company’s market land and market rent values to independently developed ranges for reasonableness and to consider if management bias was present.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.
Charlotte, North Carolina
February 10, 2026

AGREE REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,	December 31,
	2025	2024
ASSETS
Real estate investments
Land	$2,895,495	$2,514,167
Buildings	6,330,249	5,412,564
Less accumulated depreciation	(715,733)	(564,429)
	8,510,011	7,362,302
Property under development	62,690	55,806
Net real estate investments	$8,572,701	$7,418,108

Cash and cash equivalents	16,295	6,399
Cash held in escrow	4,327	—
Accounts receivable - tenants, net	122,477	106,416
Lease intangibles, net of accumulated amortization of $576,945 and $461,419 at December 31, 2025 and December 31, 2024, respectively	1,000,967	864,937
Other assets, net	80,845	90,586

Total Assets	$9,797,612	$8,486,446

LIABILITIES
Mortgage notes payable, net	$41,546	$42,210
Unsecured term loan, net	348,074	347,452
Senior unsecured notes, net	2,584,608	2,237,759
Unsecured revolving credit facility and commercial paper notes	320,500	158,000
Dividends and distributions payable	32,158	27,842
Accounts payable, accrued expenses, and other liabilities	139,384	116,273
Lease intangibles, net of accumulated amortization of $49,797 and $46,003 at December 31, 2025 and December 31, 2024, respectively	60,189	46,249

Total Liabilities	$3,526,459	$2,975,785

Commitments and contingencies (Note 11)

EQUITY
Preferred stock, $0.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at December 31, 2025 and December 31, 2024	$175,000	$175,000
Common stock, $0.0001 par value, 360,000,000 and 180,000,000 shares authorized, 120,028,406 and 107,248,705 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	12	10
Additional paid-in-capital	6,679,142	5,765,582
Dividends in excess of net income	(618,675)	(470,622)
Accumulated other comprehensive income	35,506	40,076

Total equity - Agree Realty Corporation	6,270,985	5,510,046
Non-controlling interest	168	615
Total Equity	$6,271,153	$5,510,661

Total Liabilities and Equity	$9,797,612	$8,486,446
See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$718,163	$616,822	$537,403
Other	235	273	92
Total Revenues	718,398	617,095	537,495

Operating Expenses
Real estate taxes	52,231	46,882	40,092
Property operating expenses	33,773	26,349	24,961
Land lease expense	2,143	1,618	1,664
General and administrative	44,062	37,233	34,788
Depreciation and amortization	239,308	206,987	176,277
Provision for impairment	11,872	7,224	7,175
Total Operating Expenses	383,389	326,293	284,957

Gain on sale of assets, net	5,416	11,508	1,849
Loss on involuntary conversion, net	(30)	(67)	—
Income from Operations	340,395	302,243	254,387

Other (Expense) Income
Interest expense, net	(134,612)	(108,904)	(81,119)
Income and other tax expense	(1,735)	(4,306)	(2,910)
Other income	941	799	189
Net Income	204,989	189,832	170,547

Less net income attributable to non-controlling interest	640	635	588
Net income attributable to Agree Realty Corporation	204,349	189,197	169,959
Less Series A preferred stock dividends	7,437	7,437	7,437
Net Income Attributable to Common Stockholders	$196,912	$181,760	$162,522

Net Income Per Share Attributable to Common Stockholders
Basic	$1.77	$1.79	$1.70
Diluted	$1.77	$1.78	$1.70

Other Comprehensive Income
Net income	$204,989	$189,832	$170,547
Amortization of interest rate swaps	(3,770)	(2,781)	(2,519)
Change in fair value and settlement of interest rate swaps	(816)	26,383	(4,501)
Total comprehensive income	200,403	213,434	163,527
Less comprehensive income attributable to non-controlling interest	624	715	565

Comprehensive Income Attributable to Agree Realty Corporation	$199,779	$212,719	$162,962

Weighted Average Number of Common Shares Outstanding - Basic	110,723,375	101,099,252	95,191,409

Weighted Average Number of Common Shares Outstanding - Diluted	111,200,645	101,876,304	95,437,412
See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per-share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Dividends in excess of net income	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	7,000	$175,000	90,173,424	$9	$4,658,570	$(228,132)	$23,551	$1,392	$4,630,390
Issuance of common stock, net of issuance costs	—	—	10,267,768	1	689,896	—	—	—	689,897
Repurchase of common shares	—	—	(36,780)	—	(2,684)	—	—	—	(2,684)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	129,775	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(14,832)	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	—	—	8,349	—	—	—	8,349
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Dividends and distributions declared for the period	—	—	—	—	—	(280,863)	—	(1,015)	(281,878)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(6,997)	(23)	(7,020)
Net income	—	7,437	—	—	—	162,522	—	588	170,547
Balance, December 31, 2023	7,000	$175,000	100,519,355	$10	$5,354,120	$(346,473)	$16,554	$942	$5,200,153
Issuance of common stock, net of issuance costs	—	—	6,630,112	—	402,938	—	—	—	402,938
Repurchase of common shares	—	—	(39,318)	—	(2,281)	—	—	—	(2,281)
Issuance of restricted stock under the 2020 Omnibus Incentive Plan	—	—	147,656	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(9,100)	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	—	—	10,830	—	—	—	10,830
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Dividends and distributions declared for the period	—	—	—	—	—	(305,909)	—	(1,042)	(306,951)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	23,522	80	23,602
Net income	—	7,437	—	—	—	181,760	—	635	189,832
Balance, December 31, 2024	7,000	$175,000	107,248,705	$10	$5,765,582	$(470,622)	$40,076	$615	$5,510,661
Issuance of common stock, net of issuance costs	—	—	12,693,519	2	904,309	—	—	—	904,311
Repurchase of common shares	—	—	(51,324)	—	(3,740)	—	—	—	(3,740)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	153,925	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(16,419)	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	—	—	13,041	—	—	—	13,041
Series A preferred dividends declared for the period	—	(7,437)	—	—	—	—	—	—	(7,437)
Dividends and distributions declared for the period	—	—	—	—	—	(344,965)	—	(1,071)	(346,036)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(4,570)	(16)	(4,586)
Net income	—	7,437	—	—	—	196,912	—	640	204,989
Balance, December 31, 2025	7,000	175,000	120,028,406	12	6,679,142	(618,675)	35,506	168	6,271,153

Cash dividends declared per depositary share of Series A preferred stock:
For the twelve months ended December 31, 2023		$1.063
For the twelve months ended December 31, 2024		$1.063
For the twelve months ended December 31, 2025		$1.063

Cash dividends declared per common share:
For the twelve months ended December 31, 2023				$2.919
For the twelve months ended December 31, 2024				$3.000
For the twelve months ended December 31, 2025				$3.081
See accompanying notes to consolidated financial statements.

AGREE REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$204,989	$189,832	$170,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,308	206,987	176,277
Amortization from above (below) market lease intangibles, net	36,414	33,236	33,096
Amortization from financing costs, credit facility costs and debt discount	7,409	6,323	4,737
Stock-based compensation	12,991	10,805	8,338
Straight-line accrued rent	(17,356)	(12,711)	(12,142)
Provision for impairment	11,872	7,224	7,175
Settlement of interest rate swaps	13,551	4,355	—
Gain on sale of assets	(5,416)	(11,508)	(1,849)
Loss on involuntary conversion of assets	30	67	—
Change in accounts receivable	1,183	(12,089)	(5,086)
Change in other assets	(6,582)	(4,800)	121
Change in accounts payable, accrued expenses, and other liabilities	5,743	14,251	10,384
Net Cash Provided by Operating Activities	504,136	431,972	391,598

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,438,093)	(877,226)	(1,206,025)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $2,027 in 2025, $1,599 in 2024 and $1,957 in 2023)	(145,436)	(100,108)	(82,368)
Payment of leasing costs	(1,670)	(2,404)	(447)
Net proceeds from sale of assets	42,067	94,331	13,843
Net Cash Used in Investing Activities	(1,543,132)	(885,407)	(1,274,997)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	904,311	402,938	689,896
Repurchase of common shares	(3,740)	(2,281)	(2,684)
Unsecured revolving credit facility and commercial paper notes borrowings	28,958,094	1,072,000	1,231,000
Unsecured revolving credit facility and commercial paper notes repayments	(28,795,594)	(1,141,000)	(1,104,000)
Payments of mortgage notes payable	(1,026)	(963)	(5,527)
Proceeds from unsecured term loan	—	—	350,000
Proceeds from senior unsecured notes	397,188	444,722	—
Payments of senior unsecured notes	(50,000)	—	—
Payment of Series A preferred dividends	(7,437)	(7,437)	(7,437)
Payment of common stock dividends	(340,652)	(303,604)	(277,676)
Distributions to non-controlling interest	(1,068)	(1,041)	(1,012)
Payments for financing lease liability	—	(6,076)	—
Payments for financing costs	(6,857)	(11,948)	(3,546)
Net Cash Provided by Financing Activities	1,053,219	445,310	869,014

Change in Cash and Cash Equivalents and Cash Held in Escrow	14,223	(8,125)	(14,385)
Cash and cash equivalents and cash held in escrow, beginning of period	6,399	14,524	28,909
Cash and cash equivalents and cash held in escrow, end of period	$20,622	$6,399	$14,524

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$129,149	$101,808	$70,789
Cash paid for income and other tax, net of refunds	$1,614	$3,709	$3,065

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$2,794	$3,198	$—
Lease right of use assets removed as a result of acquisition of real property	$(2,736)	$(15,143)	$—
Series A preferred dividends declared and unpaid	$620	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$31,538	$27,222	$24,914
Change in accrual of development, construction and other real estate investment costs	$14,006	$6,621	$2,785

See accompanying notes to consolidated financial statements.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of December 31, 2025 and 2024. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 - Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.
The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of December 31, 2025 and 2024. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 120,376,025 shares of common stock outstanding at December 31, 2025.
As of December 31, 2025, the Company owned 2,674 properties, with a total gross leasable area (“GLA”) of approximately 55.5 million square feet.
The terms “Agree Realty,” the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.
Note 2 – Summary of Significant Accounting Policies
Consolidation
Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. The Company consolidates the Operating Partnership under the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and as a result, the consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.
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
Assets Held for Sale
Assets are classified as real estate held for sale based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant & Equipment, and are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
Depreciation and Amortization
Land, buildings and improvements are recorded and stated at cost. The Company’s properties are depreciated using the straight-line method over the estimated remaining useful life of the assets, which are generally 40 years for buildings, 10 to 20 years for building improvements and the shorter of the term of the related lease or useful life for tenant improvements. Properties classified as held for sale and properties under development or redevelopment are not depreciated. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
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
The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease intangibles (in-place)	$77,069	$66,544	$58,396
Lease intangibles (above-market)	42,587	38,857	39,917
Lease intangibles (below-market)	(6,173)	(5,621)	(6,821)
Total	$113,483	$99,780	$91,492

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The following schedule represents estimated future amortization of lease intangibles as of December 31, 2025 (in thousands):

Year Ending December 31,	2026	2027	2028	2029	2030	Thereafter	Total
Lease intangibles (in-place)	$80,815	$73,371	$65,170	$56,524	$46,805	$211,887	$534,572
Lease intangibles (above-market)	46,889	44,001	40,097	36,393	30,950	268,065	$466,395
Lease intangibles (below-market)	(6,050)	(5,702)	(4,923)	(4,344)	(3,868)	(35,302)	$(60,189)
Total	$121,654	$111,670	$100,344	$88,573	$73,887	$444,650	$940,778
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
Cash and Cash Equivalents and Cash Held in Escrow
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of deposit, checking, and money market accounts. The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage or are held in accounts without any federal insurance, and as a result, there is a credit risk related to amounts on deposit in excess of FDIC insurance coverage. We invest our cash with high-credit quality institutions, have not realized any losses from such accounts, and believe that we are not exposed to significant credit risk. Cash held in escrow primarily relates to proposed like-kind exchange transactions pursued under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) or cash that is not immediately available to the Company due to other contractual agreements.
The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$16,295	$6,399
Cash held in escrow	4,327	—
Total of cash and cash equivalents and cash held in escrow	$20,622	$6,399

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable – tenants, net line item in the consolidated balance sheets. The balance of straight-line rent receivables at December 31, 2025 and 2024 was $94.5 million and $77.3 million, respectively.
The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at December 31, 2025 and 2024 was $23.0 million and $15.8 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the consolidated balance sheets.
The Company has adopted the practical expedient in FASB ASC Topic 842, Leases (“ASC 842”) that allows lessors to combine non-lease components with the lease components when the timing and patterns of transfer for the lease and non-lease components are the same and the lease is classified as an operating lease. As a result, all rentals and reimbursements pursuant to tenant leases are reflected as one-line, rental income, in the consolidated statements of operations and comprehensive income.
The Company reviews the collectability of all charges under its tenant operating leases on a regular basis including current and future rent and reimbursements for common area maintenance, insurance, real estate taxes and other operating expenses, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental revenue. The Company’s review of collectability of charges under its operating leases also includes any accrued rental revenue related to the straight-line method of reporting rental revenue.
As of December 31, 2025, the Company had one lease with one tenant where collection is not considered probable. For this lease, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables.
In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at December 31, 2025 and 2024.
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
December 31, 2025
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Agree Realty Corporation	$204,349	$189,197	$169,959
Less: Series A preferred stock dividends	(7,437)	(7,437)	(7,437)
Net income attributable to common stockholders	196,912	181,760	162,522
Less: Income attributable to unvested restricted shares	(447)	(485)	(405)
Net income used in basic and diluted earnings per share	$196,465	$181,275	$162,117

Weighted average number of common shares outstanding	110,976,092	101,366,693	95,431,468
Less: Unvested restricted shares	(252,717)	(267,441)	(240,059)
Weighted average number of common shares outstanding used in basic earnings per share	110,723,375	101,099,252	95,191,409

Weighted average number of common shares outstanding used in basic earnings per share	110,723,375	101,099,252	95,191,409
Effect of dilutive securities:
Share-based compensation	260,567	201,744	131,261
ATM Forward Equity Offerings	148,228	556,845	39,519
September 2022 Forward Equity Offering	—	—	75,223
October 2024 Forward Equity Offering	67,361	18,463	—
April 2025 Forward Equity Offering	1,114	—	—
Weighted average number of common shares outstanding used in diluted earnings per share	111,200,645	101,876,304	95,437,412

Operating Partnership Units ("OP Units")	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	111,548,264	102,223,923	95,785,031
The following summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Common stock related to forward equity offerings	145,584	—	—
Anti-dilutive share-based compensation	—	10	185
Forward Equity Sales
The Company periodically sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
Equity Offering Costs
Underwriting commissions and costs of equity offerings are reflected as a reduction of additional paid-in-capital in the Company’s consolidated balance sheets and consolidated statements of equity.
Income Taxes
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, provided that it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the periods covered in the consolidated financial statements, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes related to the Company’s REIT taxable income in the accompanying consolidated financial statements.
The Company has elected taxable REIT subsidiary (“TRS”) status for certain subsidiaries pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s TRS. During 2025, the Company paid $0.6 million in federal income taxes related to TRS entities.
The One Big Beautiful Bill Act, which passed on July 4, 2025, increased the percentage limit under the REIT asset test applicable to TRSs for taxable years beginning after December 31, 2025, and thus beginning in 2026 the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets (rather than the prior 20% limit).
Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the consolidated statements of operations and comprehensive income. During 2025, the Company paid $1.0 million to state, local and other taxes, net of refunds. No amounts paid or refunds received for individual jurisdiction are significant.
The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the years ended December 31, 2025, 2024 and 2023.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The Company’s federal income tax returns are open for examination by taxing authorities for all years beginning after December 31, 2021.
A reconciliation of the statutory income tax rate to the effective income tax rate, as required by ASU 2023-09 - Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”) for the period presented (in thousands):

	2025
	Income and Other Tax Expense	Percent of Net Income Before Income and Other Tax Expense
Expected tax at U.S. statutory rate (21%)	$43,393	21.0%
Nontaxable items - REIT income	(42,908)	(20.8)%
State and local tax expense	2,170	1.1%
Other reconciling items	(920)	(0.5)%
Effective income and other tax rate	$1,735	0.8%
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
Correction of an Immaterial Error

The Company revised cash paid for interest, net of amounts capitalized, presented as a supplemental disclosure to the consolidated statements of cash flows for the year ended December 31, 2024 and 2023 to $101.8 million and $70.8 million. Previously, $123.7 million and $87.5 million were disclosed for the years ended December 31, 2024 and 2023, respectively. The change corrects an immaterial error related to the treatment of accrued interest within the disclosure’s calculation. The revision impacts only the supplemental disclosure of cash paid for interest, net of amounts capitalized. The revision had no impact to assets, liabilities, equity, interest expense, net income, and cash provided by (or used in) operating, investing and financing activities within the consolidated financial statements. The Company evaluated the error and determined that the related impact did not materially misstate previously issued consolidated financial statements. Although the Company concluded that the misstatement was not material to its previously issued consolidated financial statements, the Company has determined it is appropriate to revise its previously issued consolidated financial statements to correct for the error.
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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The CODM assesses performance and allocates resources based on consolidated net income as reported on the consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to evaluate the performance of the portfolio and to inform decisions about whether to reinvest profits to grow the portfolio or utilize the profits for other purposes including debt extinguishment or dividend payments. The CODM does not regularly review a measure of segment assets to evaluate performance. Significant segment expenses and other segment items are identical to what is reported on the face of the consolidated statements of operations and comprehensive income. Total expenditures for long-lived assets are reported on the consolidated statements of cash flows.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid, net of refunds disaggregated by federal, state and foreign jurisdictions as well as amounts paid to individual jurisdictions over a quantitative threshold, if significant. The Company implemented ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See the related disclosures within the Income Taxes section above.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented on the face of the income statement that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company continues to evaluate the impact of the guidance and additional disclosures required.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedging Accounting Improvements ("ASU 2025-09"). The objective of ASU 2025-09 is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendment includes five issues that are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments in this Update for hedging relationships that exist as of the date of adoption. ASU 2025-09 is not considered to impact the Company based on existing hedging activity, however the Company continues to evaluate the impact of the guidance.
In December 2025, the FASB issued ASC 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements ("ASU 2025-11"). The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Rather, the objective of the amendments is to provide clarity on interim reporting requirements. ASU 2025-11 results in a comprehensive list of interim disclosures that are required by GAAP and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company continues to evaluate the impact of the guidance.
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
December 31, 2025
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
The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total lease payments	$737,581	$637,831	$558,200
Less: Operating cost reimbursements, termination income and percentage rents	82,469	71,163	60,694
Total non-variable lease payments	$655,112	$566,668	$497,506
At December 31, 2025, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	2026	2027	2028	2029	2030	Thereafter	Total
Future non-variable lease payments	$716,614	$697,557	$660,405	$607,530	$538,972	$2,586,332	$5,807,410
Deferred Revenue
As of December 31, 2025 and 2024, there was $36.2 million and $33.1 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets as of those dates.
Land Lease Obligations
The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance.  As of December 31, 2025 and 2024, the Company had $46.5 million and $47.5 million, respectively, of right of use assets, net, recognized within other assets, net in the consolidated balance sheets, while the corresponding lease obligations, net, of $23.3 million and $21.0 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets as of these dates.
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
Amortization of right of use assets for operating land leases is classified as land lease expense and was $2.1 million, $1.6 million, and $1.7 million for the years ending December 31, 2025, 2024 and 2023, respectively. There was no amortization of right of use assets for finance land leases with purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term, as the underlying leased asset (land) has an infinite life.  Interest expense on finance land leases was $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 2025, 2024 and 2023.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
In calculating its lease obligations under ground leases, the Company uses discount rates estimated to be equal to what it would have to pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.
The following tables include information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating leases:
Operating cash outflows	$1,790	$1,202	$1,197
Weighted-average remaining lease term - operating leases (years)	28.3	32.1	33.2

Finance leases:
Operating cash outflows	$191	$195	$252
Financing cash outflows	$—	$125	$84
Weighted-average remaining lease term - finance leases (years)	25.1	27.1	0.8

Supplemental Disclosure:
Right of use assets added under new ground leases	$2,794	$3,198	$—
Right of use assets removed as a result of acquisition of real property	(2,736)	(15,143)	—
Right of use assets net change	$58	$(11,945)	$—
The weighted-average discount rate used in computing operating and finance lease obligations approximated 4.6%, 4.5%, and 4.1% at December 31, 2025, 2024 and 2023, respectively.
The following is a maturity analysis of lease liabilities for operating land leases as of December 31, 2025 (in thousands):

Year Ending December 31,	2026	2027	2028	2029	2030	Thereafter	Total
Lease payments	$1,854	$1,919	$1,896	$1,886	$1,651	$27,393	$36,599
Imputed interest	(871)	(819)	(763)	(705)	(647)	(12,688)	(16,493)
Total lease liabilities	$983	$1,100	$1,133	$1,181	$1,004	$14,705	$20,106
The following is a maturity analysis of lease liabilities for finance land leases as of December 31, 2025 (in thousands):

Year Ending December 31,	2026	2027	2028	2029	2030	Thereafter	Total
Lease payments	$201	$201	$201	$202	$205	$5,634	$6,644
Imputed interest	(189)	(189)	(188)	(187)	(186)	(2,532)	(3,471)
Total lease liabilities	$12	$12	$13	$15	$19	$3,102	$3,173
Note 4 – Real Estate Investments
Real Estate Portfolio
As of December 31, 2025, the Company owned 2,674 properties, with a total GLA of approximately 55.5 million square feet and net real estate investments of $8.57 billion. The Company owned 2,370 properties, with a total GLA of approximately 48.8 million square feet and net real estate investments of $7.42 billion as of December 31, 2024.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
Acquisitions
The following summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024
Number of properties acquired	305	242

Purchase price allocation, including acquisition and closing costs:
Land	$376,055	$232,283
Building and improvements	836,095	537,049
Lease intangibles, net	235,916	104,753
Other Assets	—	423
Total purchase price, including acquisition and closing costs	$1,448,066	$874,508
The 2025 and 2024 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. The weighted average amortization period for the lease intangibles, net acquired during the year ended December 31, 2025 and 2024 was 14.2 years and 12.5 years, respectively. None of the Company’s acquisitions during 2025 or 2024 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at December 31, 2025 and 2024.
Development and Developer Funding Platform
The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Year Ended December 31,
	2025	2024
Projects completed	21	21
Projects commenced	14	25
Projects under construction at period-end	13	20
Dispositions
The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Number of properties sold	22	26	6
Net proceeds	$42,067	$94,331	$13,843
Gain on sale of assets, net	$5,416	$11,508	$1,849
During the year ended December 31, 2023, the Company completed construction and moved its headquarters to a new corporate office building. Prior to the move, the Company’s headquarters were located in two office buildings owned by the Company. The Company began marketing for sale the previous corporate office buildings in early 2023, disposing of one in October 2023 to a third party. The Company received two bona fide offers on the remaining corporate office building during the fourth quarter of 2023, the highest of which was received from an entity controlled by one of the Company’s Independent Directors. The transaction to sell the building for $3.7 million to the related party entity was approved by the Company’s Audit Committee prior to accepting the offer and entering into the purchase and sale agreement. As a result of the offers received related to the remaining corporate office building, the Company recognized impairment of $2.7 million to state the carrying value of the building at its fair value. The building was classified as held for sale as of December 31, 2023 and the all cash disposition closed on January 16, 2024. No amounts were due to or due from the Independent Director or the related party entity as of December 31, 2023 or subsequent to closing the disposition.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
Assets Held for Sale
The Company did not classify any properties as real estate held for sale as of December 31, 2025 and 2024.
Subsequent to December 31, 2025, six properties were classified as real estate held for sale.
Provisions for Impairment
As a result of the Company’s review of real estate investments, it recognized the following provision for impairment for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Number of properties impaired	12	5	3
Provision for impairment	$11,872	$7,224	$7,175
Estimated fair value of impaired properties at time of impairment	$11,000	$18,839	$6,250
Note 5 – Debt
As of December 31, 2025, the Company had total gross indebtedness of $3.32 billion, including (i) $42.9 million of mortgage notes payable; (ii) $350.0 million unsecured term loans; (iii) $2.61 billion of senior unsecured notes; and (iv) $320.5 million outstanding under the Revolving Credit Facility (defined below) and Commercial Paper Program (defined below).
Mortgage Notes Payable
As of December 31, 2025, the Company had total gross mortgage indebtedness of $42.9 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of approximately $73.3 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.67% as of December 31, 2025 and 3.73% as of December 31, 2024.
Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$628	$1,654

Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250

Total principal	42,878	43,904
Unamortized debt issuance costs and assumed debt discount, net	(1,332)	(1,694)
Total	$41,546	$42,210
The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At December 31, 2025, there were no mortgage loans with full or partial recourse to the Company.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
Unsecured Term Loans
The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in Interest Rate	Maturity	December 31, 2025	December 31, 2024
2029 Unsecured Term Loan(1)	4.37%	January 2029	$350,000	$350,000
2031 Unsecured Term Loan(2)	4.02%	May 2031	-	-
Total principal			$350,000	$350,000
Unamortized debt issuance costs, net			(1,926)	(2,548)
Total			$348,074	$347,452
(1)At December 31, 2025, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(2)At December 31, 2025, if amounts were drawn under the 2031 Unsecured Term Loan, the applicable interest rate would have reflected the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%.
2029 Unsecured Term Loan
On July 31, 2023, the Company closed on the unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. At the time of the 2029 Unsecured Term Loan’s closing, borrowings were priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings, plus a SOFR adjustment of 10 basis points. Based on the Company’s credit ratings at the time of closing, pricing on the 2029 Unsecured Term Loan was 95 basis points over SOFR. Due to the Company’s improved credit rating, the credit spread on the 2029 Unsecured Term Loan decreased by five basis points in August 2025. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.
On August 8, 2024, the Company entered into the First Amendment to Term Loan Agreement (the “First Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The First Amendment implements various covenant and technical amendments to make the 2029 Unsecured Term Loan’s provisions consistent with corresponding provisions in the Revolving Credit Facility (see “Senior Unsecured Revolving Credit Facility” below). The First Amendment does not change the maturity or the pricing terms of the 2029 Unsecured Term Loan.
On November 17, 2025, the Company entered into the Second Amendment to Term Loan Agreement (the “Second Amendment”) with PNC Bank, National Association, as Administrative Agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Operating Partnership as guarantors. The Second Amendment implements various changes to conform to the 2031 Unsecured Term Loan (defined below). In addition, the Second Amendment reduced the SOFR adjustment to zero basis points, resulting in the borrowings under the 2029 Unsecured Term Loan to be priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings as of December 31, 2025, pricing on the 2029 Unsecured Term Loan was 80 basis points over SOFR.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
2031 Unsecured Term Loan

On November 17, 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw term loan (the “2031 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. Based on the Company’s credit ratings at the time of closing, pricing on the 2031 Unsecured Term Loan was 80 basis points over SOFR. The Company used the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031.
Senior Unsecured Notes
The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in Interest Rate(1)	Coupon Rate	Maturity	December 31, 2025	December 31, 2024
2025 Senior Unsecured Notes	4.16%	4.16%	May 2025	$—	$50,000
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	—
Total principal				$2,610,000	$2,260,000
Unamortized debt issuance costs and original issue discounts, net				(25,392)	(22,241)
Total				$2,584,608	$2,237,759
(1)The all-in interest rate reflects the straight-line amortization of the terminated swap agreements and original issuance discount, as applicable.
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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
In addition, in May 2025, the Operating Partnership repaid the $50.0 million 2025 Senior Unsecured Notes at maturity.
Senior Unsecured Revolving Credit Facility and Commercial Paper Program
The following table presents the balances outstanding under the senior unsecured revolving credit facility and commercial paper program as of the dates presented (in thousands):

	Interest Rate	Maturity	December 31, 2025	December 31, 2024
Senior Unsecured Revolving Credit Facility(1)	4.50%	August 2028	$—	$158,000
Commercial Paper Notes(2)	3.94%	Various	320,500	—
Total			$320,500	$158,000
(1)At December 31, 2025, the Revolving Credit Facility would have incurred interest of 4.50%, which is comprised of SOFR of 3.77% and the pricing grid spread of 72.5 basis points.
(2)At December 31, 2025, the weighted-average maturity of the outstanding Commercial Paper Notes was less than one month.
Senior Unsecured Revolving Credit Facility
On August 8, 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).
On November 17, 2025, the Company entered into the First Amendment to the Fourth Amended and Restated Revolving Credit Agreement (the “First Amendment to the Revolving Credit Facility”) with PNC Bank, as administrative agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment to the Revolving Credit Facility amends the Revolving Credit Facility by and among the Company, the Borrower, PNC Bank, as administrative agent, and a syndicate of lenders named therein. The First Amendment to the Revolving Credit Facility includes certain technical and administrative amendments, including an amendment to the interest rate for borrowings under the Revolving Credit Facility by reducing the SOFR adjustment to zero basis points. As a result the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. At December 31, 2025, borrowings under the Revolving Credit Facility, as amended, would have incurred interest at a rate of SOFR plus a pricing grid spread of 72.5 basis points.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The Revolving Credit Facility serves as a liquidity backstop for the Company’s Commercial Paper Notes and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.
Prior to entering into the Fourth Amended and Restated Revolving Credit Facility, the Company had a $1.00 billion revolving credit facility under the First Amendment to the Third Amended and Restated Revolving Credit Agreement. The interest rate under the previous credit facility was based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio, plus a SOFR adjustment of 10 basis points. Interest under the previous Revolving Credit Facility was comprised of SOFR, the applicable pricing grid spread of 77.5 basis points and the 10 basis point SOFR adjustment. The previous credit facility had a maturity date of January 2026 with options to extend the maturity date to January 2027.
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
Debt Maturities
The following table presents scheduled principal payments related to the Company’s debt as of December 31, 2025 (in thousands):

	Scheduled Principal	Balloon Payment	Total
2026⁽¹⁾	$628	$320,500	$321,128
2027	—	50,000	50,000
2028⁽²⁾	—	410,000	410,000
2029	—	492,250	492,250
2030	—	475,000	475,000
Thereafter(3)	—	1,575,000	1,575,000
Total scheduled principal payments	$628	$3,322,750	$3,323,378
(1)At December 31, 2025, the Commercial Paper Notes had a weighted-average maturity of less than one month.
(2)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had no outstanding balance as of December 31, 2025.
(3)The 2031 Unsecured Term Loan matures in May 2031. No amounts had been drawn under the delayed draw, $350.0 million loan as of December 31, 2025.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of December 31, 2025, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of December 31, 2025.
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
In October 2024, the Company completed a follow-on public offering of 5,060,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 660,000 shares in connection with the forward sale agreements. As of December 31, 2024, the Company had not settled any of these shares. During the year ended December 31, 2025, the Company settled all of the October 2024 forward sales agreements, realizing net proceeds to the Company of approximately $366.6 million, after deducting fees and expenses and making certain other adjustments.
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of December 31, 2025, the Company had not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $385.8 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of December 31, 2025, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
The following table summarizes the ATM programs that were in place during 2025, 2024 and 2023 (dollars in millions):

Program		Program Size	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of December 31, 2025		Total Net Proceeds Anticipated or Received from Forward Shares Sold
September 2022	(1)	$750.0	10,217,973		10,217,973	—		$670.3
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024		$1,250.0	4,444,245	(2)	—	4,444,245	(3)	$330.3
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $914.5 million of availability under the October 2024 Program as of December 31, 2025.
(3)The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and May 2027.
Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Shares of common stock sold under the ATM programs	4,275,968	10,598,037	5,846,998
Shares of common stock settled under the ATM programs	7,633,519	6,630,112	6,117,768
Net proceeds received (in millions)	$538.3	$403.8	$415.4
Note 7 – Dividends and Distributions Payable
The Company declared dividends per common share of $3.081, $3.000 and $2.919 during the years ended December 31, 2025, 2024 and 2023, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
On December 11, 2025, the Company declared a dividend per common share of $0.262 per share for the month ended December 31, 2025. The holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Unit held. The monthly common dividend for December 2025 has been reflected as a reduction of stockholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. The December 2025 dividends and distributions were recorded as a liability on the consolidated balance sheets as of December 31, 2025 and were paid on January 15, 2026.
The Company declared dividends on the Series A Preferred Shares of $1.0625 per Depositary Share during the year ended December 31, 2025, 2024 and 2023. These dividends were reflected entirely as ordinary income for federal income tax purposes. The December 2025 dividend declared on the Series A Preferred Shares of $0.08854 per Depositary Share has been reflected as a reduction of stockholders’ equity and was recorded as a liability on the consolidated balance sheets as of December 31, 2025 and paid on January 2, 2026.
For federal income tax purposes, common distributions paid have been characterized as follows (unaudited):

For the Year Ended December 31,	2025⁽¹⁾	2024⁽¹⁾	2023⁽¹⁾
Ordinary Income	$2.619	$2.638	$2.498
Return of Capital	0.453	0.356	0.174
Total	$3.072	$2.994	$2.672
(1)The common dividend declared in December of the respective year and paid in the following January is considered a distribution for federal tax purposes in the year of payment and, therefore, has been excluded from the federal income tax characterization in the year of declaration.

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
Hedging Activity
In June 2023, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of December 31, 2025 these interest rate swaps were valued as a liability of approximately $2.8 million.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
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
During 2024 and 2025, the Company entered into $325.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company terminated the $325.0 million forward-starting interest rate swap agreements upon completion of the underwritten public offering of the 2035 Senior Unsecured Public Notes in May 2025, receiving $13.6 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.
In September and October of 2025, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22% until May 2031. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Senior Unsecured Term Loan which matures May 2031. As of December 31, 2025, these interest rate swaps were valued as an asset of approximately $3.3 million.
In August, September and October 2025, the Company entered into forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending June 2026. As of December 31, 2025, these interest rate swaps are valued as an asset of approximately $2.7 million.
Recognition
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheets. See discussion of measuring fair value in Note 9 - Fair Value Measurements. The Company recognizes its derivatives within other assets, net and accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
Changes in fair value for hedging instruments designated and qualifying for cash flow hedge accounting treatment are recognized as a component of OCI. Cash receipts and payments related to these hedging derivatives are included in cash flows from operating activities.
Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that $3.8 million will be reclassified as a decrease to interest expense.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments(1)		Notional Amount(1)
	December 31,	December 31,	December 31,	December 31,
Interest Rate Derivatives	2025	2024	2025	2024
Interest rate swaps	13	11	$900,000	$550,000
(1)Number of instruments and total notional amounts disclosed includes all interest rate swap agreements outstanding at the balance sheet dates, including forward-starting interest rate swaps prior to their effective date.
The table below presents the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Other assets, net	$5,972	$17,526

	Liability Derivatives
	December 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$2,814	$—
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss) Recognized in OCI on Derivative			Location of Accumulated OCI Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI as a (Reduction)/Increase in Interest Expense
Year Ended December 31,	2025	2024	2023		2025	2024	2023
Interest rate swaps	$1,627	$32,060	$(1,911)	Interest expense	$(6,213)	$(8,458)	$(5,109)
The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of December 31, 2025.
Credit Risk-Related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in a net asset position of $3.3 million as of December 31, 2025 and an asset position of $17.9 million as of December 31, 2024.
Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
There was no offsetting of derivative assets or liabilities as of December 31, 2024. The tables below present a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2025 (in thousands):
Offsetting of Derivative Assets as of December 31, 2025

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,972	$—	$5,972	$(757)	$—	$5,215
Offsetting of Derivative Liabilities as of December 31, 2025

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,814	$—	$2,814	$(757)	$—	$2,057
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
December 31, 2025
Derivative Financial Instruments
The Company uses interest rate swap agreements to manage its interest rate risk. See additional details regarding interest rate swaps in Note 8 - Derivative Instruments and Hedging Activity. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis and fair value level as of the dates presented (in thousands):

	December 31, 2025	December 31, 2024
	Fair Value	Fair Value
	Level 2	Level 2
Derivative assets - interest rate swaps	$5,972	$17,526
Derivative liabilities - interest rate swaps	$2,814	$—
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
The fair value of the Revolving Credit Facility, 2029 Unsecured Term Loan and 2031 Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.
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

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The table below presents the carrying value, fair value and fair value level of the Company’s debt as of the dates presented (in thousands):

	December 31, 2025			December 31, 2024
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 2	Level 3	Value	Level 2	Level 3
Mortgage Notes Payable	$41,546	$—	$40,859	$42,210	$—	$40,591
Unsecured Term Loan	$348,074	$348,074	$—	$347,452	$347,452	$—
Senior Unsecured Notes	$2,584,608	$2,548,907	$—	$2,237,759	$2,078,885	$—
Unsecured Revolving Credit Facility	$—	$—	$—	$158,000	$158,000	$—
Commercial Paper Notes	$320,500	$320,500	$—	$—	$—	$—
Note 10 – Equity Incentive Plan
In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of December 31, 2025, 1,721,199 shares of common stock were available for issuance under the 2024 Plan.
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
The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company recognized expense related to restricted share grants of $6.5 million, $5.8 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $7.5 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted shares vested was $9.4 million, $2.3 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
Restricted share activity is summarized as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2022	183	$65.46
Restricted stock granted	82	$73.15
Restricted stock vested	(56)	$63.95
Restricted stock forfeited	(15)	$69.12
Unvested restricted stock at December 31, 2023	194	$68.85
Restricted stock granted	101	$57.51
Restricted stock vested	(68)	$69.33
Restricted stock forfeited	(9)	$63.63
Unvested restricted stock at December 31, 2024	218	$63.65
Restricted stock granted	85	$72.83
Restricted stock vested	(93)	$65.43
Restricted stock forfeited	(17)	$65.54
Unvested restricted stock at December 31, 2025	193	$66.65
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
The following assumptions were used when determining the grant date fair value:

	2025	2024	2023
Expected term (years)	2.9	2.9	2.9
Volatility	20%	20.0%	23.6%
Risk-free rate	4.2%	4.5%	4.4%
The Company recognized expense related to performance units for which the three-year performance period had not yet been completed of $4.7 million, $3.1 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $7.1 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 1.9 years.

Agree Realty Corporation	Notes to Consolidated Financial Statements
December 31, 2025
The Company recognized expense related to performance units and shares for which the three-year performance period was completed, however the shares have not yet vested, of $0.6 million, $0.5 million and $0.5 million for the years ending December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $0.2 million of total unrecognized compensation costs related to performance units and shares for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 0.9 years.
Performance units activity is summarized as follows (shares in thousands):

	Target Number of Awards	Weighted Average Grant Date Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2022	85	$72.27
Performance units granted	47	$80.34
Performance units - three-year performance period completed	(21)	$90.17
Performance units and shares - three-year performance period to be completed at December 31, 2023	111	$72.14
Performance units granted	77	$59.16
Performance units - three-year performance period completed	(31)	$63.42
Performance units and shares - three-year performance period to be completed at December 31, 2024	157	$67.50
Performance units granted	90	$79.61
Performance units - three-year performance period completed	(34)	$68.59
Performance units and shares - three-year performance period to be completed at December 31, 2025	213	$72.42

	Shares Outstanding	Weighted Average Grant Date Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2022	32	$61.91
Shares earned at completion of three-year performance period(1)	33	$90.17
Shares vested	(34)	$69.73
Performance shares - three-year performance period completed but not yet vested at December 31, 2023	31	$83.40
Shares earned at completion of three-year performance period(2)	23	$63.42
Shares vested	(28)	$75.18
Performance shares - three-year performance period completed but not yet vested at December 31, 2024	26	$74.58
Shares earned at completion of three-year performance period(3)	51	$68.59
Shares vested	(35)	$74.13
Performance shares - three-year performance period completed but not yet vested at December 31, 2025	42	$67.64
(1)Performance units granted in 2020 for which the three-year performance period was completed in 2023 were earned at the 150% performance level.
(2)Performance units granted in 2021 for which the three-year performance period was completed in 2024 were earned at the 76% performance level.
(3)Performance units granted in 2022 for which the three-year performance period was completed in 2025 were earned at the 150% performance level.
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
December 31, 2025
The Company estimates the fair value of board members’ restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the one-year vesting period.
During the year ended December 31, 2025, 18,467 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $72.83 per share. During the year ended December 31, 2024, 23,389 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $57.51 per share.
The Company recognized expense relating to restricted share grants to the board members of $1.1 million, $1.3 million and 1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $0.2 million total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized in less than six months.
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
Note 12 – Subsequent Events
In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to December 31, 2025 through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.
There were no reportable subsequent events or transactions.

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2025

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E	COLUMN F			COLUMN G	COLUMN H	COLUMN I

						Gross Amount at Which Carried at
			Initial Cost			Close of Period
Description	Number of Properties	Encumbrance	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (in years)(1)
Real Estate Held for Investment
Alabama	69	—	58,258,702	112,734,863	333,623	58,331,029	112,996,159	171,327,188	14,145,037	2012-2025	3 - 40
Alaska	3	—	4,024,748	3,657,890	153	4,024,748	3,658,043	7,682,791	161,114	2023-2024	5 - 40
Arizona	29	—	37,421,655	86,583,631	3,414,250	40,157,460	87,262,076	127,419,536	9,456,543	2011-2025	3 - 40
Arkansas	44	—	33,961,621	81,342,721	986,543	33,931,265	82,359,620	116,290,885	8,631,678	2016-2025	3 - 40
California	56	—	168,284,646	231,361,808	1,247,842	168,231,535	232,662,761	400,894,296	22,330,970	2011-2025	1 - 40
Colorado	19	—	33,427,076	57,261,268	1,159,586	33,427,077	58,420,853	91,847,930	5,903,321	2016-2025	4 - 40
Connecticut	28	—	67,928,851	107,146,858	629,656	67,928,851	107,776,514	175,705,365	12,828,996	2010-2025	2 - 40
Delaware	6	—	18,218,204	7,562,092	(25,246)	18,197,839	7,557,211	25,755,050	2,075,588	2012-2022	40
Florida	138	—	170,847,249	252,191,971	12,154,598	170,897,386	264,296,432	435,193,818	35,515,003	1996-2025	4 - 40
Georgia	128	—	87,185,808	286,763,380	1,862,876	87,191,042	288,621,022	375,812,064	30,106,116	2007-2025	1 - 40
Hawaii	1	—	—	5,337,026	1,955	—	5,338,981	5,338,981	202,540	2024	18 - 28
Idaho	7	—	3,330,669	16,723,441	37,265	3,330,670	16,760,705	20,091,375	2,620,333	2018-2024	8 - 40
Illinois	166	—	191,866,438	364,852,910	4,781,534	191,337,806	370,163,076	561,500,882	39,978,630	2010-2025	2 - 40
Indiana	83	—	41,514,275	156,188,687	1,748,305	41,489,677	157,961,590	199,451,267	12,622,766	2002-2025	4 - 40
Iowa	43	—	16,239,684	55,835,404	1,193,886	16,819,993	56,448,981	73,268,974	6,508,408	2015-2025	5 - 40
Kansas	49	—	50,048,333	149,575,667	(548,926)	48,782,171	150,292,903	199,075,074	17,150,271	1995-2025	3 - 40
Kentucky	42	—	27,679,156	88,671,275	9,570,857	28,176,183	97,745,105	125,921,288	13,721,545	1978-2025	3 - 40
Louisiana	81	—	58,838,431	166,175,514	1,316,076	59,020,733	167,309,288	226,330,021	18,615,737	2012-2025	5 - 40
Maine	5	—	2,566,165	9,379,875	25,421	2,566,165	9,405,296	11,971,461	1,396,778	2015-2024	4 - 40
Maryland	33	—	62,032,475	55,927,750	353,838	62,120,812	56,193,251	118,314,063	5,955,038	2011-2025	5 - 40
Massachusetts	23	—	79,117,524	89,745,382	177,375	79,122,805	89,917,476	169,040,281	8,196,298	2018-2025	5 - 40
Michigan	149	628,000	132,390,772	344,842,747	21,649,140	130,032,858	368,849,801	498,882,659	55,921,335	1977-2025	1 - 40
Minnesota	60	—	67,229,478	135,923,614	783,310	67,005,373	136,931,029	203,936,402	11,132,184	2012-2025	5 - 40
Mississippi	76	—	38,803,924	170,931,630	481,409	38,536,521	171,680,442	210,216,963	17,686,052	2013-2025	3 - 40
Missouri	80	—	57,490,720	198,738,969	2,325,263	57,496,026	201,058,926	258,554,952	21,842,576	2013-2025	3 - 40
Montana	2	—	1,023,154	5,232,131	22,469	1,023,154	5,254,600	6,277,754	473,271	2021-2024	1 - 40
Nebraska	16	—	8,064,132	30,175,460	16,992	8,064,132	30,192,452	38,256,584	2,504,785	1995-2025	3 - 40
Nevada	7	—	2,881,071	8,482,078	(13,959)	2,826,071	8,523,119	11,349,190	1,327,816	2013-2025	2 - 40
New Hampshire	11	—	23,964,700	18,306,945	666,306	23,964,701	18,973,250	42,937,951	2,477,293	2015-2025	5 - 40
New Jersey	56	—	164,560,966	100,251,249	16,336,567	179,736,006	101,412,776	281,148,782	14,916,027	2005-2025	4 - 40
New Mexico	25	—	32,803,786	56,655,563	603,851	32,726,744	57,336,456	90,063,200	4,723,688	2016-2025	3 - 40
New York	103	11,300,000	139,415,959	321,735,777	1,375,958	139,474,130	323,053,564	462,527,694	31,475,778	2004-2025	3 - 40

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2025

COLUMN A	COLUMN B	COLUMN C	COLUMN D		COLUMN E	COLUMN F			COLUMN G	COLUMN H	COLUMN I

						Gross Amount at Which Carried at
			Initial Cost			Close of Period
Description	Number of Properties	Encumbrance	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (in years)(1)
North Carolina	139	22,400,000	149,429,059	305,062,596	(526,987)	148,681,825	305,282,843	453,964,668	34,417,480	2010-2025	1 - 40
North Dakota	12	—	9,967,368	27,987,689	1,954,552	9,967,370	29,942,239	39,909,609	3,882,141	2013-2025	5 - 40
Ohio	164	—	153,988,586	348,204,577	3,656,752	155,401,951	350,447,964	505,849,915	39,855,010	2010-2025	1 - 40
Oklahoma	47	—	28,194,669	107,104,894	299,107	28,189,668	107,409,002	135,598,670	10,855,706	2014-2025	1 - 40
Oregon	13	—	29,320,378	40,082,009	1,709,328	29,320,538	41,791,177	71,111,715	5,356,208	2012-2025	5 - 40
Pennsylvania	118	8,550,000	138,254,794	325,830,203	(718,075)	134,947,258	328,419,664	463,366,922	35,136,372	1996-2025	1 - 40
Rhode Island	7	—	14,676,883	25,414,355	821,472	14,676,468	26,236,242	40,912,710	2,920,257	2018-2025	3 - 40
South Carolina	75	—	44,352,653	177,664,969	2,173,623	44,347,183	179,844,062	224,191,245	21,282,530	2012-2025	4 - 40
South Dakota	12	—	3,376,212	18,522,813	235,505	3,376,212	18,758,318	22,134,530	2,369,011	2013-2024	6 - 40
Tennessee	71	—	51,864,191	126,285,426	(647,960)	50,781,173	126,720,484	177,501,657	18,291,907	2013-2025	2 - 40
Texas	169	—	184,881,006	446,577,169	11,245,152	185,338,871	457,364,456	642,703,327	56,072,779	2011-2025	1 - 40
Utah	5	—	7,875,158	20,250,913	(20,043)	7,875,158	20,230,870	28,106,028	4,101,663	2011-2022	40
Vermont	4	—	6,554,681	20,448,103	—	6,554,681	20,448,103	27,002,784	742,939	2022-2025	1 - 40
Virginia	72	—	72,179,191	125,127,393	982,257	72,205,447	126,083,394	198,288,841	14,813,803	2014-2025	4 - 40
Washington	22	—	19,732,298	64,075,345	213,281	19,732,298	64,288,626	84,020,924	4,679,046	2014-2025	3 - 40
West Virginia	30	—	21,133,370	51,644,901	337,247	21,235,684	51,879,834	73,115,518	5,039,287	2015-2025	5 - 40
Wisconsin	74	—	61,885,001	199,650,956	2,251,869	61,829,720	201,958,106	263,787,826	21,485,299	2014-2025	3 - 40
Wyoming	2	—	1,745,471	3,091,512	210,772	1,745,470	3,302,285	5,047,755	396,340	2020-2022	15 - 40

Subtotal		42,878,000	2,880,831,341	6,209,321,399	108,846,625	2,892,177,938	6,306,821,427	9,198,999,365	714,301,293

Property Under Development (Various)		—	—	62,690,174	—	—	62,690,174	62,690,174	—

Corporate Headquarters - Royal Oak, MI		—	3,316,619	23,293,900	133,867	3,316,619	23,427,768	26,744,387	1,431,835	2023	40

Total		42,878,000	2,884,147,960	6,295,305,473	108,980,492	2,895,494,557	6,392,939,369	9,288,433,926	715,733,128
(1)Depreciation on real estate investments is calculated using the straight-line method over the estimated useful lives of the assets as follows:
Buildings            28 to 40 years
Building Improvements    10 to 20 years
Tenant Improvements        The shorter of the term of the related lease or useful life

Agree Realty Corporation
Schedule III – Real Estate and Accumulated Depreciation	December 31, 2025
Article I.1. Reconciliation of Real Estate Properties
The following table reconciles the Real Estate Properties from January 1, 2023 to December 31, 2025.

	2025	2024	2023
Balance at January 1	$7,982,537,708	$7,177,278,178	$6,062,209,367
Construction, acquisition and other costs	1,360,816,245	893,310,268	1,135,848,799
Impairment charge	(14,653,327)	(8,852,732)	(9,555,945)
Disposition of real estate	(40,266,700)	(79,198,006)	(11,224,043)
Balance at December 31	$9,288,433,926	$7,982,537,708	$7,177,278,178
Article II.2. Reconciliation of Accumulated Depreciation
The following table reconciles the Real Estate Properties from January 1, 2023 to December 31, 2025.

	2025	2024	2023
Balance at January 1	$564,429,282	$433,957,769	$321,141,833
Current year depreciation expense	159,745,691	138,426,235	115,969,605
Impairment charge	(2,580,729)	(1,607,706)	(2,425,088)
Disposition of real estate	(5,861,116)	(6,347,016)	(728,581)
Balance at December 31	$715,733,128	$564,429,282	$433,957,769
Article III.3. Tax Basis – (Unaudited)
The aggregate cost of our real estate assets for federal income tax purposes is approximately $10.70 billion at December 31, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AGREE REALTY CORPORATION

By:	/s/ Joel N. Agree	Date: February 10, 2026
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

By:	/s/ Richard Agree	Date: February 10, 2026
Richard Agree
Executive Chairman of the Board of Directors

By:	/s/ Joel N. Agree	Date: February 10, 2026
Joel N. Agree
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter Coughenour	Date: February 10, 2026
Peter Coughenour
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Stephen Breslin	Date: February 10, 2026
Stephen Breslin
Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Karen Dearing	Date: February 10, 2026
Karen Dearing
Director

By:	/s/ Merrie S. Frankel	Date: February 10, 2026
Merrie S. Frankel
Director

By:	/s/ Mike Hollman	Date: February 10, 2026
Mike Hollman
Director

By:	/s/ Michael Judlowe	Date: February 10, 2026
Michael Judlowe
Director

By:	/s/ Linglong He	Date: February 10, 2026
Linglong He
Director

By:	/s/ Greg Lehmkuhl	Date: February 10, 2026
Greg Lehmkuhl
Director

By:	/s/ John Rakolta	Date: February 10, 2026
John Rakolta
Director

By:	/s/ Jerome Rossi	Date: February 10, 2026
Jerome Rossi
Director