Form 10-Q
period 2026-03-31
AGREE REALTY CORP
filed 2026-04-21
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

As of April 20, 2026, the Registrant had 120,102,901 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Real estate investments
Land	$3,014,791	$2,895,495
Buildings	6,569,831	6,330,249
Less accumulated depreciation	(758,519)	(715,733)
	8,826,103	8,510,011
Property under development	60,071	62,690
Net real estate investments	8,886,174	8,572,701
Real estate held for sale, net	3,077	—
Cash and cash equivalents	25,077	16,295
Cash held in escrow	6,128	4,327
Accounts receivable - tenants, net	129,617	122,477
Lease intangibles, net of accumulated amortization of $609,190 and $576,945 at March 31, 2026 and December 31, 2025, respectively	1,033,309	1,000,967
Other assets, net	96,861	80,845

Total Assets	$10,180,243	$9,797,612

LIABILITIES
Mortgage notes payable, net	$41,370	$41,546
Unsecured term loans, net	596,683	348,074
Senior unsecured notes, net	2,585,618	2,584,608
Unsecured revolving credit facility and commercial paper notes	469,650	320,500
Dividends and distributions payable	32,178	32,158
Accounts payable, accrued expenses, and other liabilities	154,051	139,384
Lease intangibles, net of accumulated amortization of $51,365 and $49,797 at March 31, 2026 and December 31, 2025, respectively	61,765	60,189

Total Liabilities	$3,941,315	$3,526,459

EQUITY
Preferred stock, $0.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at March 31, 2026 and December 31, 2025	175,000	175,000
Common stock, $0.0001 par value, 360,000,000 shares authorized, 120,103,455 and 120,028,406 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in-capital	6,676,618	6,679,142
Dividends in excess of net income	(653,433)	(618,675)
Accumulated other comprehensive income	40,641	35,506

Total equity - Agree Realty Corporation	6,238,838	6,270,985
Non-controlling interest	90	168
Total Equity	6,238,928	6,271,153

Total Liabilities and Equity	$10,180,243	$9,797,612
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues
Rental income	$200,676	$169,113
Other	131	47
Total Revenues	200,807	169,160

Operating Expenses
Real estate taxes	14,713	11,513
Property operating expenses	9,636	8,381
Land lease expense	554	485
General and administrative	11,477	10,771
Depreciation and amortization	66,699	55,755
Provision for impairment	1,400	4,331
Total Operating Expenses	104,479	91,236

Gain on sale of assets, net	1,697	772
Gain on involuntary conversion, net	528	—
Income from Operations	98,553	78,696

Other (Expense) Income
Interest expense, net	(35,970)	(30,764)
Income and other tax expense	(500)	(825)
Other income	148	41
Net Income	62,231	47,148

Less net income attributable to non-controlling interest	180	152
Net income attributable to Agree Realty Corporation	62,051	46,996
Less Series A preferred stock dividends	1,859	1,859
Net Income Attributable to Common Stockholders	$60,192	$45,137

Net Income Per Share Attributable to Common Stockholders
Basic	$0.50	$0.42
Diluted	$0.50	$0.42

Other Comprehensive Income
Net income	$62,231	$47,148
Amortization of interest rate swaps	(1,075)	(736)
Change in fair value and settlement of interest rate swaps	6,225	(10,031)
Total comprehensive income	67,381	36,381
Less comprehensive income attributable to non-controlling interest	$195	$117

Comprehensive Income Attributable to Agree Realty Corporation	$67,186	$36,264

Weighted Average Number of Common Shares Outstanding - Basic	119,856,418	107,048,557

Weighted Average Number of Common Shares Outstanding - Diluted	120,375,633	107,547,193
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Dividends in excess of net income	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	7,000	$175,000	120,028,406	$12	$6,679,142	$(618,675)	$35,506	$168	$6,271,153
Repurchase of common shares	—	—	(76,363)	—	(6,058)	—	—	—	(6,058)
Issuance of stock under the 2024 Omnibus Incentive Plan	—	—	151,853	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(441)	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	—	3,536	—	—	—	3,536
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(94,950)	—	(273)	(95,223)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	5,135	15	5,150
Net income	—	1,859	—	—	—	60,192	—	180	62,231
Balance, March 31, 2026	7,000	$175,000	120,103,455	$12	$6,676,618	$(653,433)	$40,641	$90	$6,238,928

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2026		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2026				$0.786
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

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$62,231	$47,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,699	55,755
Amortization from above (below) market lease intangibles, net	10,678	8,546
Amortization from financing costs, credit facility costs and debt discount	2,087	1,696
Stock-based compensation	3,534	3,129
Straight-line accrued rent	(4,942)	(4,009)
Provision for impairment	1,400	4,331
Gain on sale of assets	(1,697)	(772)
Gain on involuntary conversion	(528)	—
Change in accounts receivable	(2,292)	4,940
Change in other assets	(12,489)	(7,570)
Change in accounts payable, accrued expenses, and other liabilities	20,475	13,463
Net Cash Provided by Operating Activities	145,156	126,657

Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(412,335)	(359,684)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $476 in 2026, $442 in 2025)	(28,883)	(23,422)
Net proceeds from involuntary conversion	1,287	—
Payment of leasing costs	(306)	(132)
Net proceeds from sale of assets	10,065	2,383
Net Cash Used in Investing Activities	(430,172)	(380,855)

Cash Flows from Financing Activities
Proceeds from common stock offerings, net	—	183,090
Repurchase of common shares	(6,058)	(3,645)
Unsecured revolving credit facility and commercial paper notes borrowings	12,540,741	474,000
Unsecured revolving credit facility and commercial paper notes repayments	(12,391,591)	(310,000)
Payments of mortgage notes payable	(267)	(250)
Unsecured term loan proceeds	250,000	—
Payment of Series A preferred dividends	(1,859)	(1,859)
Payment of common stock dividends	(94,930)	(81,873)
Distributions to non-controlling interest	(273)	(264)
Payments for financing costs	(164)	(231)
Net Cash Provided by Financing Activities	295,599	258,968

Change in Cash and Cash Equivalents and Cash Held in Escrow	10,583	4,770
Cash and cash equivalents and cash held in escrow, beginning of period	20,622	6,399
Cash and cash equivalents and cash held in escrow, end of period	$31,205	$11,169

Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$13,644	$12,274
Cash paid for income and other tax, net of refunds	$(36)	$759

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$963	$1,767
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$31,558	$27,922
Change in accrual of development, construction and other real estate investment costs	$(7,744)	$(2,263)
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
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
The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of March 31, 2026, and December 31, 2025. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (Refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.
The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of March 31, 2026, and December 31, 2025. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 120,451,074 shares of common stock outstanding at March 31, 2026.
As of March 31, 2026, the Company owned 2,756 properties, with a total gross leasable area (“GLA”) of approximately 57.5 million square feet.
The terms the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026.
Amounts as of December 31, 2025, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Assets Held for Sale
Assets are classified as real estate held for sale based on specific criteria as outlined in FASB ASC Topic 360, Property, Plant & Equipment and are recorded at the lower of their carrying value or their fair value, less anticipated selling costs. Any properties classified as held for sale are not depreciated. Assets are generally classified as real estate held for sale once management has actively engaged in marketing the asset and has received a firm purchase commitment that is expected to close within one year.
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
The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease intangibles (in-place)	$21,504	$17,898
Lease intangibles (above-market)	12,246	9,967
Lease intangibles (below-market)	(1,568)	(1,421)
Total	$32,182	$26,444

The following schedule represents estimated future amortization of lease intangibles as of March 31, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease intangibles (in-place)	$63,326	$77,166	$68,430	$59,566	$49,535	$225,862	$543,885
Lease intangibles (above-market)	37,322	47,040	43,170	39,421	33,801	288,670	$489,424
Lease intangibles (below-market)	(4,652)	(5,900)	(5,121)	(4,543)	(4,066)	(37,483)	$(61,765)
Total	$95,996	$118,306	$106,479	$94,444	$79,270	$477,049	$971,544

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
The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$25,077	$16,295
Cash held in escrow	6,128	4,327
Total of cash and cash equivalents and cash held in escrow	$31,205	$20,622
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
Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable – tenants, net line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at March 31, 2026, and December 31, 2025, was $99.4 million and $94.5 million, respectively.
The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at March 31, 2026, and December 31, 2025, was $20.1 million and $23.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the condensed consolidated balance sheets.
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
As of March 31, 2026, the Company had one lease with one tenant where collection is not considered probable. For this lease, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables.
In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at March 31, 2026, and December 31, 2025.
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
The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Agree Realty Corporation	$62,051	$46,996
Less: Series A preferred stock dividends	(1,859)	(1,859)
Net income attributable to common stockholders	60,192	45,137
Less: Income attributable to unvested restricted shares	(102)	(112)
Net income used in basic and diluted earnings per share	$60,090	$45,025

Weighted average number of common shares outstanding	120,059,357	107,321,055
Less: Unvested restricted shares	(202,939)	(272,498)
Weighted average number of common shares outstanding used in basic earnings per share	119,856,418	107,048,557

Weighted average number of common shares outstanding used in basic earnings per share	119,856,418	107,048,557
Effect of dilutive securities:
Share-based compensation	120,783	135,689
ATM Forward Equity Offerings	296,088	316,658
October 2024 Forward Equity Offering	—	46,289
April 2025 Forward Equity Offering	102,344	—
Weighted average number of common shares outstanding used in diluted earnings per share	120,375,633	107,547,193

Operating Partnership Units ("OP Units")	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	120,723,252	107,894,812

The following summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Three Months Ended March 31,
	2026	2025
Common stock related to forward equity offerings	820	—
Anti-dilutive share-based compensation	10,252	5,016
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
Income Taxes
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, provided that it distributes 100% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the periods covered in the condensed consolidated financial statements, the Company believes it has qualified as a REIT. Accordingly, no provision has been made for federal income taxes related to the Company’s REIT taxable income in the accompanying condensed consolidated financial statements.
The Company has elected taxable REIT subsidiary (“TRS”) status for certain subsidiaries pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal income taxes. All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the Company’s TRS. During the three months ended March 31, 2026, the Company did not pay any federal income taxes related to TRS entities as a result of prepayments made in the prior year.

The One Big Beautiful Bill Act, which passed on July 4, 2025, increased the percentage limit under the REIT asset test applicable to TRSs for taxable years beginning after December 31, 2025, and thus beginning in 2026 the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets (rather than the prior 20% limit).
Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2026, the Company received net refunds of less than $0.1 million from state, local and other taxes due to the receipt of refunds related to previous tax years in excess of the amounts paid. No amounts paid or refunds received for individual jurisdictions are significant.
The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the three months ended March 31, 2026 and 2025.
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
In December 2025, the FASB issued ASC 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements ("ASU 2025-11"). The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Rather, the objective of the amendments is to provide clarity on interim reporting requirements. ASU 2025-11 results in a comprehensive list of interim disclosures that are required by GAAP and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company continues to evaluate the impact of the guidance.
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
The Company attempts to maximize the amount it expects to derive from the underlying real estate property following the end of the lease, to the extent it is not extended.  The Company maintains a proactive leasing program that, combined with the quality and locations of its properties, has made its properties attractive to tenants. The Company intends to continue to hold its properties for long-term investment and, accordingly, places a strong emphasis on the quality of construction and an ongoing program of regular and preventative maintenance.
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

The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Total lease payments	$206,519	$173,740
Less: Operating cost reimbursements, termination income and percentage rents	25,563	19,795
Total non-variable lease payments	$180,956	$153,945

At March 31, 2026, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Future non-variable lease payments	$559,561	$734,294	$698,459	$645,159	$577,457	$2,820,346	$6,035,276
Deferred Revenue
As of March 31, 2026, and December 31, 2025, there was $33.6 million and $36.2 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of those dates.
Land Lease Obligations
The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance. As of March 31, 2026, and December 31, 2025, the Company had $47.1 million and $46.5 million, respectively, of right of use assets, net, recognized within other assets, net in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $25.1 million and $23.3 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.
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
Certain of the Company’s land leases include purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term. There was no amortization of right of use assets for finance land leases with purchase options that are reasonably certain of being exercised or automatic transfer of title to the Company at the end of the lease term, as the underlying leased asset (land) has an infinite life.
Amortization of right of use assets for land leases is classified as land lease expense and was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Interest expense on finance land leases was less than $0.1 million during the three months ended March 31, 2026 and 2025.

The following tables include information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Operating leases:
Operating cash outflows	$474	$437
Weighted-average remaining lease term - operating leases (years)	28.1	32.1

Finance leases:
Operating cash outflows	$47	$48
Financing cash outflows	$23	$3
Weighted-average remaining lease term - finance leases (years)	24.8	26.8

Supplemental Disclosure:
Right of use assets added under new ground leases	$963	$1,767

The weighted-average discount rate used in computing operating and finance lease obligations approximated 5% at March 31, 2026 and 2025, respectively.
The following is a maturity analysis of lease liabilities for operating land leases as of March 31, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease payments	$1,380	$1,919	$1,896	$1,886	$1,651	$27,393	$36,125
Imputed interest	$(648)	$(819)	$(763)	$(705)	$(647)	$(12,688)	$(16,270)
Total lease liabilities	$732	$1,100	$1,133	$1,181	$1,004	$14,705	$19,855

The following is a maturity analysis of lease liabilities for finance land leases as of March 31, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease payments	$264	$351	$351	$352	$355	$8,955	$10,628
Imputed interest	$(233)	$(309)	$(306)	$(304)	$(301)	$(3,966)	$(5,419)
Total lease liabilities	$31	$42	$45	$48	$54	$4,989	$5,209

Note 4 – Real Estate Investments
Real Estate Portfolio
As of March 31, 2026, the Company owned 2,756 properties, with a total GLA of approximately 57.5 million square feet and net real estate investments of $8.89 billion. The Company owned 2,674 properties, with a total GLA of approximately 55.5 million square feet and net real estate investments of $8.57 billion as of December 31, 2025.
Acquisitions
The following summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties acquired	85	46

Purchase price allocation, including acquisition and closing costs:
Land	$119,239	$86,113
Building and improvements	222,093	214,873
Lease intangibles and other assets, net	63,003	57,210
Total purchase price, including acquisition and closing costs	$404,335	$358,196

The 2026 and 2025 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. The weighted average amortization period for the lease intangibles, net acquired during the three months ended March 31, 2026 and 2025 was 13.6 years and 15.4 years, respectively. None of the Company’s acquisitions during 2026 or 2025 caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at March 31, 2026 and 2025.
Development and Developer Funding Platform
The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Three Months Ended March 31,
	2026	2025
Number of projects commenced	2	4
Number of ongoing projects	9	14
Number of projects delivered	4	6
Dispositions
The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties sold	7	1
Net proceeds	$10,065	$2,383
Gain on sale of assets, net	$1,697	$772

Assets Held for Sale
The Company classified four properties as real estate held for sale as of March 31, 2026, and did not classify any properties as real estate held for sale as of December 31, 2025. Real estate held for sale, net in the condensed consolidated balance sheets is comprised of the following (in thousands):

Three Months Ended
March 31, 2026
Land	$1,131
Building	2,085
Accumulated depreciation and amortization, net	(139)
Total real estate held for sale, net	$3,077

Subsequent to March 31, 2026, five additional properties were classified as real estate held for sale.

Provisions for Impairment
As a result of the Company’s review of real estate investments, it recognized the following provision for impairment for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Number of properties impaired	5	4
Provision for impairment	$1,400	$4,331
Estimated fair value of impaired properties at time of impairment	$8,390	$4,485
Note 5 – Debt
As of March 31, 2026, the Company had total gross indebtedness of $3.72 billion, including (i) $42.6 million of mortgage notes payable; (ii) $600.0 million of unsecured term loans; (iii) $2.61 billion of senior unsecured notes; and (iv) $469.7 million outstanding under the Revolving Credit Facility (defined below) and Commercial Paper Program (defined below).
Mortgage Notes Payable
As of March 31, 2026, the Company had total gross mortgage indebtedness of $42.6 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $72.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.65% as of March 31, 2026 and 3.67% as of December 31, 2025.
Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026	$362	$628
Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250
Total principal	42,612	42,878
Unamortized debt issuance costs and assumed debt discount, net	(1,242)	(1,332)
Total	$41,370	$41,546

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At March 31, 2026, there were no mortgage loans with full or partial recourse to the Company.
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

Unsecured Term Loans
The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in Interest Rate	Maturity	March 31, 2026	December 31, 2025
2029 Unsecured Term Loan(1)	4.37%	January 2029	$350,000	$350,000
2031 Unsecured Term Loan(2)	4.02%	May 2031	250,000	-
Total principal			$600,000	$350,000
Unamortized debt issuance costs, net			(3,317)	(1,926)
Total			$596,683	$348,074

(1)At March 31, 2026, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.
(2)The 2031 Unsecured Term Loan matures in May 2031. The Company has drawn $250.0 million of the $350.0 million delayed draw loan as of March 31, 2026. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026. The all-in interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the forward starting interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%. The forward-starting interest rate swaps are effective April 1, 2026 and, accordingly, interest accrued prior to April 1, 2026, is not hedged by the swaps and accrues at the applicable variable rate of SOFR plus 80 basis points.
2029 Unsecured Term Loan
The Company's unsecured $350.0 million 5.5-year term loan (the “2029 Unsecured Term Loan”), as amended, includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in January 2029. Borrowings under the 2029 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. The Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.57% until January 2029.
Based on the Company’s credit ratings as of March 31, 2026, pricing on the 2029 Unsecured Term Loan was 80 basis points over SOFR, resulting in an all-in interest rate on the 2029 Unsecured Term Loan, reflecting the impact of the interest rate swaps, of 4.37%.
2031 Unsecured Term Loan
On November 17, 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw term loan (the “2031 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. On March 31, 2026, the Company drew $250.0 million under the 2031 Unsecured Term Loan. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026.
Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. The Company will use the existing $350.0 million of forward starting interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031 which will result in an all-in interest rate on the 2031 Unsecured Term Loan, reflecting the impact of the interest rate swaps, of 4.02% beginning April 1, 2026.
The forward-starting interest rate swaps will begin hedging April 1, 2026, and accordingly, the interest rate on amounts drawn under the 2031 Unsecured Term Loan on March 31, 2026, was SOFR plus 80 basis points.

Senior Unsecured Notes
The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in Interest Rate(1)	Coupon Rate	Maturity	March 31, 2026	December 31, 2025
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	$50,000	$50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	400,000
Total Principal				$2,610,000	$2,610,000
Unamortized debt issuance costs and original issue discounts, net				(24,382)	(25,392)
Total				$2,585,618	$2,584,608
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

Senior Unsecured Revolving Credit Facility and Commercial Paper Program
The following table presents the balances outstanding under the senior unsecured revolving credit facility and commercial paper program as of the dates presented (in thousands):

	Interest Rate	Maturity	March 31, 2026	December 31, 2025
Senior Unsecured Revolving Credit Facility(1)	4.36%	August 2028	$—	$—
Commercial Paper Notes(2)	4.00%	Various	469,650	320,500
Total Principal			$469,650	$320,500
(1)At March 31, 2026, the Revolving Credit Facility would have incurred interest of 4.36%, which is comprised of SOFR of 3.63% and the pricing grid spread of 72.5 basis points.
(2)At March 31, 2026, the weighted-average maturity of the outstanding Commercial Paper Notes was less than one month.
Senior Unsecured Revolving Credit Facility
On August 8, 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).
On November 17, 2025, the Company entered into the First Amendment to the Fourth Amended and Restated Revolving Credit Agreement (the “First Amendment to the Revolving Credit Facility”) with PNC Bank, as administrative agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment to the Revolving Credit Facility amends the Revolving Credit Facility by and among the Company, the Borrower, PNC Bank, as administrative agent, and a syndicate of lenders named therein. The First Amendment to the Revolving Credit Facility includes certain technical and administrative amendments, including an amendment to the interest rate for borrowings under the Revolving Credit Facility by reducing the SOFR adjustment to zero basis points. As a result, the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. At March 31, 2026, borrowings under the Revolving Credit Facility, as amended, would have incurred interest at a rate of SOFR plus a pricing grid spread of 72.5 basis points.
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

Debt Maturities
The following table presents scheduled principal payments related to the Company’s debt as of March 31, 2026 (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2026(1)	$362	$469,650	$470,012
2027	—	50,000	50,000
2028(2)	—	410,000	410,000
2029	—	492,250	492,250
2030	—	475,000	475,000
Thereafter(3)	—	1,825,000	1,825,000
Total scheduled principal payments	$362	$3,721,900	$3,722,262
(1)At March 31, 2026, the Commercial Paper Notes had a weighted-average maturity of less than one month.
(2)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had no outstanding balance as of March 31, 2026.
(3)The 2031 Unsecured Term Loan matures in May 2031. The Company has drawn $250.0 million under the delayed draw, $350.0 million term loan as of March 31, 2026. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026.
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2026, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of March 31, 2026.

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

Common Stock Offering
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of March 31, 2026, the Company had not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $384.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of March 31, 2026, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
The following table summarizes the ATM programs that were in place during 2026 and 2025 (dollars in millions):

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of March 31, 2026		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024		$1,250.0	13,182,274	(2)	—	13,182,274	(3)	$987.1
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $249.9 million of availability under the October 2024 Program as of March 31, 2026.
(3)The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and March 2028.

Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Shares of common stock sold under the ATM programs	8,738,029	2,408,201
Shares of common stock settled under the ATM programs	—	2,665,998
Net proceeds received	$—	$183.3

Note 7 – Dividends and Distributions Payable
During the three months ended March 31, 2026 and 2025, the Company declared monthly dividends of $0.262 and $0.253, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the three months ended March 31, 2026 and 2025, while the March dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at March 31, 2026 and 2025. The March 2026 and 2025 dividends per common share and distributions per Operating Partnership Common Units were paid on April 15, 2026 and April 14, 2025, respectively.
During the three months ended March 31, 2026 and 2025, the Company declared monthly dividends on the Series A Preferred Shares have been and will be in the amount of $0.08854, per Depositary Share. The dividends payable for January and February were paid during the three months ended March 31, 2026 and 2025, while the March dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at March 31, 2026 and 2025. The March 2026 and 2025 dividends per Depositary Share were paid on April 1, 2026 and April 1, 2025, respectively.
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

Hedging Activity
In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through the maturity date of January 1, 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of March 31, 2026, these interest rate swaps were valued as a liability of approximately $0.4 million.
During 2024 and 2025, the Company entered into $325.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company terminated the $325.0 million forward-starting interest rate swap agreements upon completion of the underwritten public offering of the 2035 Senior Unsecured Public Notes in May 2025, receiving $13.6 million upon termination. This settlement was included as a component of accumulated other comprehensive income ("OCI"), to be recognized as an adjustment to income over the term of the debt.
During 2025, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22% until May 2031. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Senior Unsecured Term Loan which matures May 2031. As of March 31, 2026, these interest rate swaps were valued as an asset of approximately $5.6 million.
During 2025 and 2026, the Company entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending June 2026. As of March 31, 2026, these interest rate swaps are valued as an asset of approximately $4.2 million.
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
Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $5.9 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments(1)		Notional Amount(1)
	March 31,	December 31,	March 31,	December 31,
Interest Rate Derivatives	2026	2025	2026	2025
Interest rate swaps	14	13	$950,000	$900,000
(1)Number of instruments and total notional amounts disclosed includes all interest rate swap agreements outstanding at the balance sheet dates, including forward-starting interest rate swaps prior to their effective date.

The tables below present the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Other assets, net	$9,805	$5,972

	Liability Derivatives
	March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$422	$2,814

The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss) Recognized in OCI on Derivative		Location of Accumulated OCI Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI as a (Reduction)/Increase in Interest Expense
Three Months Ended March 31,	2026	2025		2026	2025
Interest rate swaps	$6,310	$(9,356)	Interest expense	$(1,160)	$(1,411)
The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of March 31, 2026.
Credit-Risk-Related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in an asset position of $9.4 million and $3.3 million as of March 31, 2026, and December 31, 2025, respectively.
Although the derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the condensed consolidated balance sheets.

The tables below present a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of the dates presented (in thousands):
Offsetting of Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Derivatives as of				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026	$9,805	$—	$9,805	$(180)	$—	$9,625
December 31, 2025	$5,972	$—	$5,972	$(757)	$—	$5,215

Offsetting of Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Derivatives as of				Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026	$422	$—	$422	$(180)	$—	$242
December 31, 2025	$2,814	$—	$2,814	$(757)	$—	$2,057

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026, and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
	Level 2	Level 2
Derivative assets - interest rate swaps	$9,805	$5,972
Derivative liabilities - interest rate swaps	$422	$2,814

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

The table below presents the carrying value, fair value and fair value level of the Company’s debt as of the dates presented (in thousands):

	March 31, 2026			December 31, 2025
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 2	Level 3	Value	Level 2	Level 3
Mortgage Notes Payable	$41,370	$—	$40,222	$41,546	$—	$40,859
Unsecured Term Loans	$596,683	$596,683	$—	$348,074	$348,074	$—
Senior Unsecured Notes	$2,585,618	$2,508,300	$—	$2,584,608	$2,548,907	$—
Unsecured Revolving Credit Facility	$—	$—	$—	$—	$—	$—
Commercial Paper Notes	$469,650	$469,650	$—	$320,500	$320,500	$—
Note 10 – Equity Incentive Plan
In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of March 31, 2026, 1,462,165 shares of common stock were available for issuance under the 2024 Plan.
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
The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company recognized expense related to restricted share grants of $1.7 million during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was $12.9 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.3 years.
Restricted share activity is summarized as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2025	193	$66.65
Restricted stock granted	89	$79.32
Restricted stock vested	(96)	$66.32
Unvested restricted stock at March 31, 2026	186	$72.89

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
The following assumptions were used when determining the grant date fair value:

	2026	2025	2024
Expected term (years)	2.9	2.9	2.9
Volatility	17.8%	19.6%	20.0%
Risk-free rate	3.5%	4.2%	4.5%

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $1.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $13.5 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.4 years.
For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $0.1 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 0.9 years.
Performance units activity is summarized as follows (shares in thousands):

	Target Number of Awards	Weighted Average Grant Date Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2025	213	$72.42
Performance units granted	91	$85.44
Performance units - three-year performance period completed	(47)	$80.34
Performance units and shares - three-year performance period to be completed at March 31, 2026	257	$75.57

	Shares Outstanding	Weighted Average Grant Date Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2025	42	$67.64
Shares earned at completion of three-year performance period(1)	62	$80.34
Shares vested	(87)	$76.56
Performance shares - three-year performance period completed but not yet vested at March 31, 2026	17	$68.59
(1)Performance units granted in 2023 for which the three-year performance period was completed in 2026 were earned at the 133% performance level.
Restricted Stock - Directors
Annually, the Company grants restricted shares to non-employee directors which vest commensurate with the board members’ services to the Company.
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
During 2026, the Company moved the grant of restricted shares to non-employee directors from February to May to coincide with the annual shareholder meeting in May 2026. As a result, no restricted shares were granted to the independent members of the Company's board of directors during the three months ended March 31, 2026. The restricted shares to be granted in May 2026, will represent compensation for service from March 2026 to the annual shareholder meeting in May 2027. During the year ended December 31, 2025, 18,467 restricted shares were granted to independent members of the Company’s board of directors at a weighted average grant date fair value of $72.83 per share.
The Company recognized expense relating to restricted share grants to the board members of $0.3 million for the three months ended March 31, 2026 and 2025.
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
Note 12 – Subsequent Events
In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2026, through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.
There were no reportable subsequent events or transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements of Agree Realty Corporation (the “Company”), a Maryland corporation, including the respective notes thereto, which are included elsewhere in this Quarterly Report on Form 10-Q. The terms “Company,” “Management,” “we,” “our” and “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including Agree Limited Partnership (the “Operating Partnership”), a Delaware limited partnership.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “will,” “seek,” “could,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Factors which may cause actual results to differ materially from current expectations include, but are not limited to: the factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; changes in general economic, financial and real estate market conditions; the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies; the Company’s concentration with certain tenants and in certain markets, which may make the Company more susceptible to adverse events; changes in the Company’s business strategy; risks that the Company’s acquisition and development projects will fail to perform as expected; adverse changes and disruption in the retail sector, including due to the adverse impact of tariffs, and the financing stability of the Company’s tenants, which could impact tenants’ ability to pay rent and expense reimbursement; the Company’s ability to pay dividends; risks relating to information technology and cybersecurity attacks, loss of confidential information and other related business disruptions; risks related to the impacts of artificial intelligence; loss of key management personnel; the potential need to fund improvements or other capital expenditures out of operating cash flow; financing risks, such as the inability to obtain debt or equity financing on favorable terms or at all; the level and volatility of interest rates; the Company’s ability to renew or re-lease space as leases expire; limitations in the Company’s tenants’ leases on real estate tax, insurance and operating cost reimbursement obligations; loss or bankruptcy of one or more of the Company’s major tenants, and bankruptcy laws that may limit the Company’s remedies if a tenant becomes bankrupt and rejects its leases; potential liability for environmental contamination, which could result in substantial costs; the Company’s level of indebtedness, which could reduce funds available for other business purposes and reduce the Company’s operational flexibility; covenants in the Company’s credit agreements and unsecured notes, which could limit the Company’s flexibility and adversely affect its financial condition; credit market developments that may reduce availability under the Company’s revolving credit facility and commercial paper program; an increase in market interest rates which could raise the Company’s interest costs on existing and future debt; a decrease in interest rates, which may lead to additional competition for the acquisition of real estate or adversely affect the Company’s results of operations; the Company’s hedging strategies, which may not be successful in mitigating the Company’s risks associated with interest rates; legislative or regulatory changes, including changes to laws governing real estate investment trusts (“REITs”); the Company’s ability to maintain its qualification as a REIT for federal income tax purposes and the limitations imposed on its business by its status as a REIT; and the Company’s failure to qualify as a REIT for federal income tax purposes, which could adversely affect the Company’s operations and ability to make distributions.

Overview
The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of March 31, 2026. Refer to Note 1- Organization in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of March 31, 2026, the Company’s portfolio consisted of 2,756 properties located in all 50 states and totaling approximately 57.5 million square feet of gross leasable area (“GLA”). The portfolio was approximately 99.7% leased and had a weighted average remaining lease term of approximately 7.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 65.4% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.
Results of Operations
Overall
The Company’s real estate investment portfolio grew from approximately $7.70 billion in net investment amount representing 2,422 properties with 50.3 million square feet of GLA as of March 31, 2025, to approximately $8.89 billion in net investment amount representing 2,756 properties with 57.5 million square feet of GLA at March 31, 2026. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2026 on acquisitions, development and DFP projects that were completed during 2025. Similarly, the full rental income impact of acquisitions made during 2026 will not be realized until 2027.

Acquisitions
The following summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

Three Months Ended
March 31, 2026
Number of properties acquired	85
Location (by state)	32
Tenant retail sectors	21
Weighted-average lease term (years)	11.3
Underwritten weighted-average capitalization rate(1)	7.1%
Total purchase price, including acquisition and closing costs	$404,335
(1)Weighted-average capitalization rate for acquisitions is the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the aggregate purchase price for occupied properties.
Development and Developer Funding Platform
The following summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

Three Months Ended
March 31, 2026
Number of projects commenced	2
Number of ongoing projects	9
Number of projects delivered	4
Dispositions
The following summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

Three Months Ended
March 31, 2026
Number of properties sold	7
Net proceeds	$10,065
Gain on sale of assets, net	$1,697
Comparison of three months ended March 31, 2026 to the three months ended March 31, 2025 (dollars in thousands)

	Three Months Ended March 31,		Variance
	2026	2025	(in dollars)	(percentage)
Rental Income	$200,676	$169,113	$31,563	19%
Real Estate Tax Expense	$14,713	$11,513	$3,200	28%
Property Operating Expense	$9,636	$8,381	$1,255	15%
Depreciation and Amortization Expense	$66,699	$55,755	$10,944	20%

The variances in rental income, real estate tax expense, property operating expense and depreciation and amortization expense shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.7 million, or 7%, to $11.5 million for the three months ended March 31, 2026, compared to $10.8 million for the three months ended March 31, 2025. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted beginning in 2023. General and administrative expenses as a percentage of total revenue decreased to 5.7% for the three months ended March 31, 2026, compared to 6.4% for the three months ended March 31, 2025.
Interest expense, net increased $5.2 million, or 17%, to $36.0 million for the three months ended March 31, 2026, compared to $30.8 million for the three months ended March 31, 2025. The increase in interest expense, net was primarily a result of higher levels of borrowings during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $4.9 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $0.3 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
The Company recognized a $1.4 million provision for impairment during the three months ended March 31, 2026, while $4.3 million was recognized during the three months ended March 31, 2025. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.
A net gain on the sale of assets of $1.7 million was recognized on the disposition of seven assets during the three months ended March 31, 2026 as compared to a net gain on the sale of assets of $0.8 million on the disposition of one asset during the three months ended March 31, 2025. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales are not necessarily comparable period-to-period.
Net income increased $15.1 million, or 32%, to $62.2 million for the three months ended March 31, 2026, compared to $47.1 million for the three months ended March 31, 2025. The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $15.1 million, or 33%, to $60.2 million for the three months ended March 31, 2026, compared to $45.1 million for the three months ended March 31, 2025.
Liquidity and Capital Resources
The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of March 31, 2026, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $384.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
On November 17, 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw term loan (the “2031 Unsecured Term Loan”) which includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. On March 31, 2026, the Company drew $250.0 million under the 2031 Unsecured Term Loan. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026.

The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of March 31, 2026, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility or Commercial Paper Program. As of March 31, 2026, the Company had over $2.28 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow, of $31.2 million, unsettled forward equity of $1.37 billion, $100.0 million of undrawn capacity under the 2031 Term Loan and $780.4 million of availability under our Revolving Credit Facility, adjusted to reflect the outstanding Commercial Paper Notes, subject to compliance with covenants.
The Company anticipates funding its long-term capital needs through cash provided from operations, borrowings under its Revolving Credit Facility, the issuance of debt and the issuance or settlement of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.
We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to us. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs is uncertain and cannot be predicted and could be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and in the other reports the Company has filed with the Securities and Exchange Commission (“SEC”).
Capitalization
As of March 31, 2026, the Company’s total enterprise value was approximately $12.95 billion. Total enterprise value consisted of $9.08 billion of common equity (based on the March 31, 2026 closing price of the Company’s common stock on the NYSE of $75.38 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $3.72 billion of total debt principal including (i) $469.7 million of borrowings under its Revolving Credit Facility and Commercial Paper Program; (ii) $2.61 billion of senior unsecured notes; (iii) $600.0 million under its unsecured term loans; (iv) $42.6 million of mortgage notes payable; less $31.2 million cash, cash equivalents and cash held in escrow. The Company’s net debt principal to total enterprise value was 28.5% as of March 31, 2026.
At March 31, 2026, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 120,451,074 shares of common stock outstanding as of March 31, 2026.

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
Common Stock Offering
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of March 31, 2026, the Company has not settled any of these shares. The offering is anticipated to raise net proceeds of approximately $384.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of March 31, 2026, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
The following table summarizes the ATM programs that were in place during 2026 and 2025 (dollars in millions):

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of March 31, 2026		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024		$1,250.0	13,182,274	(2)	—	13,182,274	(3)	$987.1
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)After considering the shares of common stock sold subject to forward sale agreements under the program, the Company had approximately $249.9 million of availability under the October 2024 Program as of March 31, 2026.
(3)The Company is required to settle the outstanding forward shares of common stock under the program by dates between June 2026 and March 2028.
Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Shares of common stock sold under the ATM programs	8,738,029	2,408,201
Shares of common stock settled under the ATM programs	—	2,665,998
Net proceeds received	$—	$183.3

Debt
The table below summarizes the Company’s outstanding debt as of the dates presented (dollars in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	March 31, 2026	December 31, 2025
Senior Unsecured Revolving Credit Facility and Commercial Paper Notes
Revolving Credit Facility(1)	4.36%		August 2028	$—	$—
Commercial Paper Notes(2)	4.00%		Various	469,650	320,500
Total Revolving Credit Facility and Commercial Paper Notes	4.00%			$469,650	$320,500

Unsecured Term Loans
2029 Unsecured Term Loan(3)	4.37%		January 2029	$350,000	$350,000
2031 Unsecured Term Loan(4)	4.02%		May 2031	$250,000	$—
Total Unsecured Term Loans	4.22%			$600,000	$350,000

Senior Unsecured Notes(5)
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	50,000	50,000
2028 Senior Unsecured Public Notes(6)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes(6)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes(6)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes(6)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes(6)	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	400,000
Total Senior Unsecured Notes	4.01%			$2,610,000	$2,610,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease	6.27%		July 2026	362	628
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable	3.65%			$42,612	$42,878

Total Floating Rate Debt(7)	4.00%			$469,650	$320,500

Total Fixed Rate Debt(7)	4.04%			$3,252,612	$3,002,878

Total Principal Amount Outstanding	4.04%			$3,722,262	$3,323,378
(1)At March 31, 2026, the Revolving Credit Facility would have incurred interest of 4.36%, which is comprised of SOFR of 3.63% and the pricing grid spread of 72.5 basis points.
(2)As of March 31, 2026, the weighted-average maturity of the Commercial Paper Notes outstanding was less than one month.
(3)The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350 million of SOFR based interest to a fixed interest rate of 3.57%.
(4)On March 31, 2026, the Company drew $250.0 million under the 2031 Unsecured Term Loan. The all-in interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the forward starting interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%. The forward-starting interest rate swaps are effective April 1, 2026 and, accordingly, interest accrued prior to April 1, 2026, is not hedged by the swaps and accrues at the applicable variable rate of SOFR plus 80 basis points.
(5)All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.
(6)The principal amounts outstanding are presented excluding their original issue discounts.
(7)Variable rate debt includes the revolving credit facility and commercial paper notes. All other debt is included within fixed rate debt, including the 2029 and 2031 Unsecured Term Loans as the variable portion of the interest rate has been fixed through the use of interest rate swaps.

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
As of March 31, 2026, the Revolving Credit Facility had no outstanding balance and bore interest of 4.36%, which is comprised of SOFR of 3.63% plus a pricing grid spread of 72.5 basis points.
The Revolving Credit Facility serves as a liquidity backstop for the Company's Commercial Paper Notes and includes an accordion option that allows the Company to request additional lender commitments up to a total of $2.00 billion. The Revolving Credit Facility will mature in August 2028 with Company options to extend the maturity date to August 2029.
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
Unsecured Term Loans
During 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw 2031 Unsecured Term Loan. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. On March 31, 2026, the Company drew $250.0 million under the 2031 Unsecured Term Loan. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026.
Senior Unsecured Notes - Private Placements
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
Mortgage Notes Payable
As of March 31, 2026, the Company had total gross mortgage indebtedness of $42.6 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $72.5 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.65% as of March 31, 2026.
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
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of March 31, 2026, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of March 31, 2026.
Cash Flows
Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio. Net cash provided by operating activities for the three months ended March 31, 2026, increased by $18.5 million over the same period in 2025, primarily due to the increase in the size of the Company’s real estate investment portfolio.
Investing - Net cash used in investing activities was $49.3 million greater during the three months ended March 31, 2026, compared to the same period in 2025 primarily due to:
•$52.7 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
•$7.7 million increase in proceeds from asset sales due to increased disposition volume during the three months ended March 31, 2026, compared to the same period in 2025. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period; and
•$5.5 million increase in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions.
Financing - Net cash provided by financing activities increased by $36.6 million during the three months ended March 31, 2026, compared to the same period in 2025 primarily due to:
•$250.0 million increase in proceeds from the draw under the 2031 Unsecured Term Loan;
•$183.1 million decrease in net proceeds from the issuance of common stock as no common stock was settled during the three months ended March 31, 2026;

•$14.8 million decrease of net borrowings on the Revolving Credit Facility and Commercial Paper Program. Net borrowings on the Revolving Credit Facility and Commercial Paper Program were $149.2 million during the three months ended March 31, 2026, while $164.0 million of net borrowings were completed over the same period in 2025; and
•$13.1 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the three months ended March 31, 2026 of $3.144 per common share represents a 3.6% increase over the annualized dividend amount of $3.036 per common share declared in the same period in 2025.
Material Cash Requirements
In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.
Details on these obligations as of March 31, 2026, including expected settlement periods, is presented below (in thousands):

	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$362	$—	$—	$42,250	$—	$—	$42,612
Revolving Credit Facility and Commercial Paper Notes(1)	469,650	—	—	—	—	—	469,650
Unsecured Term Loans(2)	—	—	—	350,000	—	250,000	600,000
Senior Unsecured Notes	—	50,000	410,000	100,000	475,000	1,575,000	2,610,000
Land Lease Obligations	1,644	2,270	2,247	2,238	2,006	36,348	46,753
Estimated Interest Payments on Outstanding Debt(3)	97,778	129,102	123,308	105,648	96,174	239,781	791,791
Total	$569,434	$181,372	$535,555	$600,136	$573,180	$2,101,129	$4,560,806

(1)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029. The weighted-average maturity of the Commercial Paper Notes outstanding at March 31, 2026 was less than one month.
(2)The 2031 Unsecured Term Loan matures in May 2031. The Company has drawn $250.0 million of the $350.0 million, delayed draw loan as of March 31, 2026. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026.
(3)Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.
In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.
For the three months ended March 31, 2026, the Company had 15 development or DFP projects completed or under construction, with anticipated total costs of approximately $112.0 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, or other sources of funding available to the Company.
The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.

Dividends
During the quarter ended March 31, 2026, the Company declared monthly dividends of $0.262 per common share. Holders of the Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for January and February were paid during the three months ended March 31, 2026, while March dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at March 31, 2026 and were paid on April 15, 2026.
During the quarter ended March 31, 2026, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854, per Depositary Share. The dividends payable for January and February were paid during the quarter. The March dividends were recorded as a liability on the condensed consolidated balance sheets at March 31, 2026, and were paid on April 1, 2026.
Recent Accounting Pronouncements
Refer to Note 2 – Summary of Significant Accounting Policies in the condensed consolidated financial statements for a summary and anticipated impact of each applicable accounting pronouncement on the Company’s financial statements.
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to use judgment in the application of accounting policies, including making estimates and assumptions. Management bases estimates on the best information available at the time, its experience, and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting principles would have been applied, resulting in a different presentation of the condensed consolidated financial statements. From time to time, the Company may re-evaluate its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of the Company’s critical accounting policies is included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has not made any material changes to these policies during the periods covered by this Quarterly Report on Form 10-Q.

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

Reconciliations
The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Reconciliation from Net Income to Funds from Operations
Net income	$62,231	$47,148
Less Series A preferred stock dividends	1,859	1,859
Net income attributable to Operating Partnership common unitholders	$60,372	$45,289
Depreciation of rental real estate assets	44,324	37,164
Amortization of lease intangibles - in-place leases and leasing costs	21,708	18,064
Provision for impairment	1,400	4,331
Gain on sale or involuntary conversion of assets, net	(2,225)	(772)
Funds from Operations - Operating Partnership common unitholders	$125,579	$104,076

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	10,762	8,630
Core Funds from Operations - Operating Partnership common unitholders	$136,341	$112,706

Straight-line accrued rent	(4,942)	(4,009)
Stock-based compensation expense	3,534	3,129
Amortization of financing costs and original issue discounts	2,004	1,612
Non-real estate depreciation	667	527
Adjusted Funds from Operations - Operating Partnership common unitholders	$137,604	$113,965

Funds from Operations per common share and partnership unit - diluted	$1.04	$0.96
Core Funds from Operations per common share and partnership unit - diluted	$1.13	$1.04
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.14	$1.06

Weighted average shares and Operating Partnership common units outstanding
Basic	120,204,037	107,396,176
Diluted	120,723,252	107,894,812

Additional supplemental disclosure
Scheduled principal repayments	$267	$250
Capitalized interest	$476	$442
Capitalized building improvements	$597	$600

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

	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$362	$—	$—	$42,250	$—	$—	$42,612
Interest Rate	6.27%			3.63%

Revolving Credit Facility(1) and Commercial Paper Notes(2)	$469,650	$—	$—	$—	$—	$—	$469,650
Interest Rate	4.00%

Unsecured Term Loans(3)	$—	$—	$—	$350,000	$—	$250,000	$600,000
Interest Rate				4.37%		4.02%

Senior Unsecured Notes	$—	$50,000	$410,000	$100,000	$475,000	$1,575,000	$2,610,000
Interest Rate		4.26%	2.45%	4.19%	3.71%	4.48%
(1)The Revolving Credit Facility had no outstanding balance as of March 31, 2026. The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)The weighted-average maturity of the Commercial Paper Notes outstanding at March 31, 2026 was less than one month.
(3)The 2031 Unsecured Term Loan matures in May 2031. The Company has drawn $250.0 million of the $350.0 million, delayed draw loan as of March 31, 2026. The remaining $100.0 million is available as a delayed draw term loan commitment until November 17, 2026. At March 31, 2026, the all-in interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the forward starting interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%. The forward-starting interest rate swaps are effective April 1, 2026 and, accordingly, interest accrued prior to April 1, 2026, is not hedged by the swaps and accrues at the applicable variable rate of SOFR plus 80 basis points.
(4)The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
The table above incorporates those exposures that exist as of March 31, 2026; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
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

In June 2023, the Company entered into $350.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% beginning August 1, 2023 through January 1, 2029. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2029 Unsecured Term Loan which matures January 2029. As of March 31, 2026, these interest rate swaps were valued as a liability of approximately $0.4 million.
During 2025, the Company entered into $350.0 million of forward starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22%. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Senior Unsecured Term Loan which matures May 2031. As of March 31, 2026, these interest rate swaps were valued as an asset of approximately $5.6 million.
During 2025 and 2026, the Company entered into forward-starting interest rate swap agreements with an aggregate notional amount of $250.0 million to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending June 2026. As of March 31, 2026, these interest rate swaps are valued as an asset of approximately $4.2 million.
The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of March 31, 2026.
The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.2 million and $2.51 billion, respectively, as of March 31, 2026. The fair value of the Commercial Paper Notes is estimated to equal the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates. The fair value of the Revolving Credit Facility and Unsecured Term Loans approximate their carrying values as they are variable rate debt.
At March 31, 2026, our outstanding Mortgage Notes Payable and Senior Unsecured Notes had fixed interest rates. Interest on our Revolving Credit Facility and Unsecured Term Loans are variable, and as a result, we are subject to interest rate risk with respect to such floating-rate debt. In addition, given the short-term nature of the Commercial Paper Notes, we are subject to interest rate risk related to the borrowings. The variable interest rate features on our unsecured term loans have been mitigated by interest rate swap agreements.
There are no borrowings outstanding under the Revolving Credit Facility and $469.7 million of Commercial Paper Notes outstanding at March 31, 2026. A hypothetical 100-basis point increase or decrease in market interest rates, assuming no change in the amount outstanding on these borrowings, would change annual interest expense by $4.7 million.
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
ITEM 1A.  Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
Common stock repurchases during the three months ended March 31, 2026, were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	(76,231)	79.32	—	—
March 1, 2026 - March 31, 2026	(132)	81.08	—	—
Total	(76,363)	$79.32	—	—

ITEM 3. Defaults Upon Senior Securities

None.
ITEM 4. Mine Safety Disclosures

Not applicable.
ITEM 5. Other Information
During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101*
The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income, (iii) the condensed consolidated statements of equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

______________________________
*Filed herewith.
†The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Agree Realty Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

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

Date: April 21, 2026