Form 10-Q
period 2026-06-30
AGREE REALTY CORP
filed 2026-07-30
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

As of July 29, 2026, the Registrant had 124,379,310 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Real estate investments
Land	$3,154,294	$2,895,495
Buildings	6,797,679	6,330,249
Less accumulated depreciation	(800,875)	(715,733)
	9,151,098	8,510,011
Property under development	92,834	62,690
Net real estate investments	9,243,932	8,572,701
Real estate held for sale, net	9,320	—
Cash and cash equivalents	12,518	16,295
Cash held in escrow	8,672	4,327
Accounts receivable - tenants, net	131,211	122,477
Lease intangibles, net of accumulated amortization of $641,429 and $576,945 at June 30, 2026 and December 31, 2025, respectively	1,079,428	1,000,967
Other assets, net	101,748	80,845

Total Assets	$10,586,829	$9,797,612

LIABILITIES
Mortgage notes payable, net	$41,190	$41,546
Unsecured term loans, net	696,277	348,074
Senior unsecured notes, net	2,586,556	2,584,608
Unsecured revolving credit facility and commercial paper notes	497,000	320,500
Dividends and distributions payable	33,922	32,158
Accounts payable, accrued expenses, and other liabilities	141,213	139,384
Lease intangibles, net of accumulated amortization of $52,929 and $49,797 at June 30, 2026 and December 31, 2025, respectively	70,540	60,189

Total Liabilities	$4,066,698	$3,526,459

EQUITY
Preferred stock, $0.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at June 30, 2026 and December 31, 2025	175,000	175,000
Common stock, $0.0001 par value, 360,000,000 shares authorized, 124,381,214 and 120,028,406 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	12	12
Additional paid-in-capital	6,993,255	6,679,142
Dividends in excess of net income	(697,985)	(618,675)
Accumulated other comprehensive income	49,854	35,506

Total equity - Agree Realty Corporation	6,520,136	6,270,985
Non-controlling interest	(5)	168
Total Equity	6,520,131	6,271,153

Total Liabilities and Equity	$10,586,829	$9,797,612
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Rental income	$204,981	$175,397	$405,657	$344,510
Other	119	130	250	177
Total Revenues	205,100	175,527	405,907	344,687

Operating Expenses
Real estate taxes	15,257	12,833	29,970	24,346
Property operating expenses	9,507	8,416	19,143	16,797
Land lease expense	598	550	1,153	1,036
General and administrative	11,958	11,332	23,435	22,104
Depreciation and amortization	69,094	58,939	135,793	114,693
Provision for impairment	5,900	2,961	7,300	7,292
Total Operating Expenses	112,314	95,031	216,794	186,268

Gain on sale of assets, net	2,014	1,510	3,711	2,282
Gain on involuntary conversion, net	512	—	1,039	—
Income from Operations	95,312	82,006	193,863	160,701

Other (Expense) Income
Interest expense, net	(40,278)	(32,274)	(76,248)	(63,037)
Income and other tax expense	(375)	(425)	(875)	(1,250)
Other income	150	46	300	87
Net Income	54,809	49,353	117,040	96,501

Less net income attributable to non-controlling interest	156	155	336	307
Net income attributable to Agree Realty Corporation	54,653	49,198	116,704	96,194
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net Income Attributable to Common Stockholders	$52,794	$47,339	$112,986	$92,476

Net Income Per Share Attributable to Common Stockholders
Basic	$0.44	$0.43	$0.94	$0.85
Diluted	$0.44	$0.43	$0.94	$0.85

Other Comprehensive Income
Net income	$54,809	$49,353	$117,040	$96,501
Amortization of interest rate swaps	(1,076)	(880)	(2,150)	(1,616)
Change in fair value and settlement of interest rate swaps	10,315	3,435	16,540	(6,596)
Total comprehensive income	64,048	51,908	131,430	88,289
Less comprehensive income attributable to non-controlling interest	$183	$163	$378	$280

Comprehensive Income Attributable to Agree Realty Corporation	$63,865	$51,745	$131,052	$88,009

Weighted Average Number of Common Shares Outstanding - Basic	119,996,944	109,758,046	119,924,725	108,419,011

Weighted Average Number of Common Shares Outstanding - Diluted	120,487,256	110,377,221	120,449,139	108,996,422
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Dividends in excess of net income	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	7,000	$175,000	120,028,406	$12	$6,679,142	$(618,675)	$35,506	$168	$6,271,153
Repurchase of common shares	—	—	(76,363)	—	(6,058)	—	—	—	(6,058)
Issuance of stock under the 2024 Omnibus Incentive Plan	—	—	151,853	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(441)	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	—	3,536	—	—	—	3,536
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(94,950)	—	(273)	(95,223)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	5,135	15	5,150
Net income	—	1,859	—	—	—	60,192	—	180	62,231
Balance, March 31, 2026	7,000	$175,000	120,103,455	$12	$6,676,618	$(653,433)	$40,641	$90	$6,238,928
Issuance of common stock, net of issuance costs	—	—	4,272,317	—	312,872	—	—	—	312,872
Repurchase of common shares	—	—	(128)	—	(10)	—	—	—	(10)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	7,218	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(1,648)	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	—	—	3,779	—	—	—	3,779
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(97,346)	—	(278)	(97,624)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	9,213	27	9,240
Net income	—	1,859	—	—	—	52,794	—	156	54,809
Balance, June 30, 2026	7,000	$175,000	124,381,214	$12	$6,993,255	$(697,985)	$49,854	$(5)	$6,520,131

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2026		$0.266
For the three months ended June 30, 2026		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2026				$0.786
For the three months ended June 30, 2026				$0.801
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Dividends in excess of net income	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	7,000	$175,000	107,248,705	$10	$5,765,582	$(470,622)	$40,076	$615	$5,510,661
Issuance of common stock, net of issuance costs	—	—	2,665,998	1	183,090	—	—	—	183,091
Repurchase of common shares	—	—	(50,038)	—	(3,645)	—	—	—	(3,645)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	153,925	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,129	—	—	—	3,129
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(82,574)	—	(264)	(82,838)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	(10,732)	(35)	(10,767)
Net income	—	1,859	—	—	—	45,137	—	152	47,148
Balance, March 31, 2025	7,000	$175,000	110,018,590	$11	$5,948,156	$(508,059)	$29,344	$468	$5,644,920
Issuance of common stock, net of issuance costs	—	—	663,892	—	41,104	—	—	—	41,104
Repurchase of common shares	—	—	(128)	—	(9)	—	—	—	(9)
Forfeiture of restricted stock	—	—	(16,116)	—	(52)	—	—	—	(52)
Stock-based compensation	—	—	—	—	3,311	—	—	—	3,311
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(84,652)	—	(267)	(84,919)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	2,547	8	2,555
Net income	—	1,859	—	—	—	47,339	—	155	49,353
Balance, June 30, 2025	7,000	$175,000	110,666,238	$11	$5,992,510	$(545,372)	$31,891	$364	$5,654,404

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2025		$0.266
For the three months ended June 30, 2025		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2025				$0.759
For the three months ended June 30, 2025				$0.768
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$117,040	$96,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,793	114,693
Amortization from above (below) market lease intangibles, net	21,912	17,083
Amortization from financing costs, credit facility costs and debt discount	4,227	3,482
Stock-based compensation	7,309	6,388
Straight-line accrued rent	(9,525)	(7,798)
Provision for impairment	7,300	7,292
Settlement of interest rate swaps	—	13,551
Gain on sale of assets	(3,711)	(2,282)
Gain on involuntary conversion	(1,039)	—
Change in accounts receivable	326	6,097
Change in other assets	(9,131)	(14,350)
Change in accounts payable, accrued expenses, and other liabilities	5,625	5,645
Net Cash Provided by Operating Activities	276,126	246,302
Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(870,002)	(685,993)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $1,148 in 2026, $939 in 2025)	(83,008)	(47,680)
Net proceeds from involuntary conversion	1,949	—
Payment of leasing costs	(868)	(297)
Net proceeds from sale of assets	38,923	8,158
Net Cash Used in Investing Activities	(913,006)	(725,812)
Cash Flows from Financing Activities
Proceeds from common stock offerings, net	312,872	224,195
Repurchase of common shares	(6,068)	(3,654)
Unsecured revolving credit facility and commercial paper notes borrowings	42,941,439	6,351,250
Unsecured revolving credit facility and commercial paper notes repayments	(42,764,939)	(6,262,250)
Payments of mortgage notes payable	(537)	(505)
Proceeds from senior unsecured notes	—	397,188
Payments of senior unsecured notes	—	(50,000)
Proceeds from unsecured term loans	350,000	—
Payment of Series A preferred dividends	(3,718)	(3,718)
Payment of common stock dividends	(190,532)	(166,030)
Distributions to non-controlling interest	(551)	(531)
Payments for financing costs	(518)	(3,923)
Net Cash Provided by Financing Activities	637,448	482,022
Change in Cash and Cash Equivalents and Cash Held in Escrow	568	2,512
Cash and cash equivalents and cash held in escrow, beginning of period	20,622	6,399
Cash and cash equivalents and cash held in escrow, end of period	$21,190	$8,911
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$69,292	$59,325
Cash paid for income and other tax, net of refunds	$1,041	$2,591
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$963	$1,767
Lease right of use assets removed as a result of acquisition of real property	$—	$2,736
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$33,302	$28,419
Change in accrual of development, construction and other real estate investment costs	$(5,757)	$7,721
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026 (Unaudited)
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
The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of June 30, 2026, and December 31, 2025. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.
The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of June 30, 2026, and December 31, 2025. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 124,728,833 shares of common stock outstanding at June 30, 2026.
As of June 30, 2026, the Company owned 2,825 properties, with a total gross leasable area (“GLA”) of approximately 59.6 million square feet.
The terms the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026.
Amounts as of December 31, 2025, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidation
Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. The Company consolidates the Operating Partnership under the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and as a result, the condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated, including the Company’s Series A preferred equity interest in the Operating Partnership.
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
The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease intangibles (in-place)	$21,974	$19,509	$43,479	$37,406
Lease intangibles (above-market)	12,853	10,308	25,099	20,275
Lease intangibles (below-market)	(1,620)	(1,771)	(3,187)	(3,192)
Total	$33,207	$28,046	$65,391	$54,489

The following schedule represents estimated future amortization of lease intangibles as of June 30, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease intangibles (in-place)	$44,648	$82,714	$73,542	$64,040	$53,293	$248,770	$567,007
Lease intangibles (above-market)	26,478	50,453	46,520	42,571	36,661	309,738	512,421
Lease intangibles (below-market)	(3,323)	(6,386)	(5,607)	(5,028)	(4,552)	(45,644)	(70,540)
Total	$67,803	$126,781	$114,455	$101,583	$85,402	$512,864	$1,008,888

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
The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$12,518	$16,295
Cash held in escrow	8,672	4,327
Total of cash and cash equivalents and cash held in escrow	$21,190	$20,622
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
Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable – tenants, net line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at June 30, 2026, and December 31, 2025, was $103.6 million and $94.5 million, respectively.
The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at June 30, 2026, and December 31, 2025, was $20.7 million and $23.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the condensed consolidated balance sheets.
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
As of June 30, 2026, the Company had one lease with one tenant where collection is not considered probable. For this lease, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables.
In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at June 30, 2026, and December 31, 2025.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Agree Realty Corporation	$54,653	$49,198	$116,704	$96,194
Less: Series A preferred stock dividends	(1,859)	(1,859)	(3,718)	(3,718)
Net income attributable to common stockholders	52,794	47,339	112,986	92,476
Less: Net income attributable to unvested restricted shares	(88)	(110)	(190)	(222)
Net income used in basic and diluted earnings per share	$52,706	$47,229	$112,796	$92,254

Weighted average number of common shares outstanding	120,204,596	110,014,003	120,132,377	108,674,968
Less: Unvested restricted shares	(207,652)	(255,957)	(207,652)	(255,957)
Weighted average number of common shares outstanding used in basic earnings per share	119,996,944	109,758,046	119,924,725	108,419,011

Weighted average number of common shares outstanding used in basic earnings per share	119,996,944	109,758,046	119,924,725	108,419,011
Effect of dilutive securities:
Share-based compensation	161,583	179,867	160,832	176,280
ATM Forward Equity Offerings	214,995	256,296	255,543	286,480
October 2024 Forward Equity Offering	—	178,556	—	112,423
April 2025 Forward Equity Offering	113,734	4,456	108,039	2,228
Weighted average number of common shares outstanding used in diluted earnings per share	120,487,256	110,377,221	120,449,139	108,996,422

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	120,834,875	110,724,840	120,796,758	109,344,041
The following table summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock related to forward equity offerings	21,238	21,293	11,029	29,587
Anti-dilutive share-based compensation	192	—	183	—
Forward Equity Sales
The Company periodically sells shares of common stock through forward sale agreements to enable the Company to set the price of such shares upon pricing the offering (subject to certain adjustments) while delaying the issuance of such shares and the receipt of the net proceeds by the Company.
To account for the forward sale agreements, the Company considers the accounting guidance governing financial instruments and derivatives. To date, the Company has concluded that its forward sale agreements are not liabilities as they do not embody obligations to repurchase its shares nor do they embody obligations to issue a variable number of shares for which the monetary value is predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to its shares. The Company then evaluates whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. The Company has concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

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
The Company has elected taxable REIT subsidiary (“TRS”) status for certain subsidiaries pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal income taxes. All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the Company’s TRS. During the six months ended June 30, 2026, the Company did not pay any federal income taxes related to TRS entities as a result of prepayments made in the prior year.
The One Big Beautiful Bill Act, which passed on July 4, 2025, increased the percentage limit under the REIT asset test applicable to TRSs for taxable years beginning after December 31, 2025, and thus beginning in 2026 the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets (rather than the prior 20% limit).
Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the condensed consolidated statements of operations and comprehensive income. During the six months ended June 30, 2026, the Company received net refunds of $0.1 million from state, local and other taxes due to the receipt of refunds related to previous tax years in excess of the amounts paid. No amounts paid or refunds received for individual jurisdictions are significant.
The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the six months ended June 30, 2026 and 2025.
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
The CODM assesses performance and allocates resources based on consolidated net income as reported on the condensed consolidated statements of operations and comprehensive income. The CODM uses consolidated net income to evaluate the performance of the portfolio and to inform decisions about whether to reinvest profits to grow the portfolio or utilize the profits for other purposes including debt extinguishment or dividend payments. The CODM does not regularly review a measure of segment assets to evaluate performance. Significant segment expenses and other segment items are identical to what is reported in the condensed consolidated statements of operations and comprehensive income. Total expenditures for long-lived assets are reported on the condensed consolidated statements of cash flows.
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

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses (“ASU 2024-03”). Within the notes to the financial statements, the amendment requires tabular disclosure of disaggregated information related to expense captions presented in the statement of operations that include expense categories such as employee compensation, depreciation, and intangible asset amortization. The amendment does not change the timing or amount of expense recognized, rather it is intended to provide incremental information about the components of an entity’s expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company continues to evaluate the impact of the guidance and additional disclosures required.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedging Accounting Improvements ("ASU 2025-09"). The objective of ASU 2025-09 is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendment includes five issues that are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. ASU 2025-09 is not considered to impact the Company based on existing hedging activity, however the Company continues to evaluate the impact of the guidance.
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
The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total lease payments	$211,561	$180,348	$418,080	$354,087
Less: Operating cost reimbursements, termination income and percentage rents	22,903	19,947	48,466	39,742
Total non-variable lease payments	$188,658	$160,401	$369,614	$314,345

At June 30, 2026, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Future non-variable lease payments	$387,947	$767,868	$733,251	$679,384	$610,867	$3,053,239	$6,232,556
Deferred Revenue
As of June 30, 2026, and December 31, 2025, there was $31.2 million and $36.2 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of those dates.
Land Lease Obligations
The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance. As of June 30, 2026, and December 31, 2025, the Company had $46.9 million and $46.5 million, respectively, of right of use assets, net, recognized within other assets, net in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $24.8 million and $23.3 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.
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
Amortization of right of use assets for land leases is classified as land lease expense and was $0.6 million for the three months ended June 30, 2026 and 2025, and $1.2 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. Interest expense on finance land leases was less than $0.1 million during the three months ended June 30, 2026 and 2025 and $0.1 million during the six months ended June 30, 2026 and 2025.

The following table includes information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating leases:
Operating cash outflows	$454	$444	$928	$881
Weighted-average remaining lease term - operating leases (years)	28.4	32.1	28.4	32.1

Finance leases:
Operating cash outflows	$78	$48	$125	$96
Financing cash outflows	$10	$3	$33	$5
Weighted-average remaining lease term - finance leases (years)	24.6	26.6	24.6	26.6

Supplemental Disclosure:
Right of use assets added under new ground leases	$—	$—	$963	$1,767
Right of use assets removed as a result of acquisition of real property	$—	$(2,736)	$—	$(2,736)
Right of use assets net change	$—	$(2,736)	$963	$(969)

The weighted-average discount rate used in computing operating and finance lease obligations approximated 5% at June 30, 2026 and 2025.
The following table is a maturity analysis of lease liabilities for operating land leases as of June 30, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease payments	$925	$1,919	$1,896	$1,886	$1,651	$27,393	$35,670
Imputed interest	(428)	(819)	(763)	(705)	(647)	(12,688)	(16,050)
Total lease liabilities	$497	$1,100	$1,133	$1,181	$1,004	$14,705	$19,620

The following table is a maturity analysis of lease liabilities for finance land leases as of June 30, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease payments	$176	$351	$351	$352	$355	$8,955	$10,540
Imputed interest	(155)	(309)	(306)	(304)	(301)	(3,966)	(5,341)
Total lease liabilities	$21	$42	$45	$48	$54	$4,989	$5,199

Note 4 – Real Estate Investments
Real Estate Portfolio
As of June 30, 2026, the Company owned 2,825 properties, with a total GLA of approximately 59.6 million square feet and net real estate investments of $9.24 billion. The Company owned 2,674 properties, with a total GLA of approximately 55.5 million square feet and net real estate investments of $8.57 billion as of December 31, 2025.
Acquisitions
The following table summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of properties acquired	82	91	167	137

Purchase price allocation, including acquisition and closing costs:
Land	$155,049	$61,185	$274,288	$147,298
Building and improvements	225,242	216,657	447,335	431,530
Lease intangibles and other assets, net	72,973	51,333	135,976	108,543
Total purchase price, including acquisition and closing costs	$453,264	$329,175	$857,599	$687,371

The 2026 and 2025 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. The weighted average amortization period for the acquired lease intangibles and other assets, net was 13.8 years and 13.6 years for the three months ended June 30, 2026 and 2025, respectively and 13.7 years and 14.6 years for the six months ended June 30, 2026 and 2025, respectively. None of the Company’s acquisitions have caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at June 30, 2026 and 2025.
Development and Developer Funding Platform
The following table summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of projects commenced	5	1	7	5
Number of ongoing projects	10	14	10	14
Number of projects delivered	1	4	5	10
Dispositions
The following table summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of properties sold	14	4	21	5
Net proceeds	$28,858	$5,775	$38,923	$8,158
Gain on sale of assets, net	$2,014	$1,510	$3,711	$2,282

Assets Held for Sale
The Company classified four properties as real estate held for sale as of June 30, 2026, and did not classify any properties as real estate held for sale as of December 31, 2025. Real estate held for sale, net in the condensed consolidated balance sheets is comprised of the following (in thousands):

June 30, 2026
Land	$2,653
Building	6,294
Accumulated depreciation	(311)
$8,636
Lease intangibles, net	$684
Total real estate held for sale, net	$9,320

Subsequent to June 30, 2026, one additional property was classified as real estate held for sale.
Provisions for Impairment
As a result of the Company’s review of real estate investments, it recognized the following provision for impairment for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of properties impaired	5	3	10	7
Provision for impairment	$5,900	$2,961	$7,300	$7,292
Estimated fair value of impaired properties at time of impairment	$10,043	$3,172	$18,433	$7,658
Note 5 – Debt
As of June 30, 2026, the Company had total gross indebtedness of $3.85 billion, including (i) $42.3 million of mortgage notes payable; (ii) $700.0 million of unsecured term loans; (iii) $2.61 billion of senior unsecured notes; and (iv) $497.0 million outstanding under the Revolving Credit Facility (defined below) and Commercial Paper Program (defined below).
Mortgage Notes Payable
As of June 30, 2026, the Company had total gross mortgage indebtedness of $42.3 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $71.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.64% as of June 30, 2026 and 3.67% as of December 31, 2025.
Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment due July 2026(1)	$91	$628
Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250
Total principal	42,341	42,878
Unamortized debt issuance costs and assumed debt discount, net	(1,151)	(1,332)
Total	$41,190	$41,546
(1)Subsequent to June 30, 2026, the mortgage note payable was paid in full at maturity on July 15, 2026.

The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At June 30, 2026, there were no mortgage loans with full or partial recourse to the Company.
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
Unsecured Term Loans
The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in Interest Rate	Maturity	June 30, 2026	December 31, 2025
2029 Unsecured Term Loan(1)	4.37%	January 2029	$350,000	$350,000
2031 Unsecured Term Loan(2)	4.02%	May 2031	350,000	—
Total principal			$700,000	$350,000
Unamortized debt issuance costs, net			(3,723)	(1,926)
Total			$696,277	$348,074

(1)At June 30, 2026, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(2)The all-in interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%. Of these swaps, $100.0 million became effective on July 1, 2026. Accordingly, interest on the $100.0 million drawn on June 30, 2026 accrued at SOFR plus 80 basis points until July 1, 2026.
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
Based on the Company’s credit ratings as of June 30, 2026, pricing on the 2029 Unsecured Term Loan was 80 basis points over SOFR, resulting in an all-in interest rate on the 2029 Unsecured Term Loan, reflecting the impact of the interest rate swaps, of 4.37%.
2031 Unsecured Term Loan
The Company's unsecured $350.0 million 5.5-year delayed draw term loan (the “2031 Unsecured Term Loan”) includes an accordion option that allows the Company to request additional lender commitments up to a total of $500.0 million and matures in May 2031. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. On March 31, 2026, the Company drew $250.0 million under the 2031 Unsecured Term Loan. On June 30, 2026, the Company drew the remaining $100.0 million under the 2031 Unsecured Term Loan.

Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. As of June 30, 2026, the applicable credit spread was 80 basis points. The Company used $250.0 million of interest rate swaps to hedge the variable SOFR priced interest beginning April 1, 2026, and $100.0 million of interest rate swaps to hedge the variable SOFR priced interest beginning July 1, 2026. As $100.0 million of the interest rate swaps will begin hedging July 1, 2026, the interest rate on the $100.0 million drawn under the 2031 Unsecured Term Loan on June 30, 2026, was SOFR plus 80 basis points.
After taking into consideration all $350.0 million of forward-starting interest rate swaps, the Company will have hedged the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031 which will result in an all-in interest rate of 4.02% on the 2031 Unsecured Term Loan.
Senior Unsecured Notes
The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in Interest Rate(1)	Coupon Rate	Maturity	June 30, 2026	December 31, 2025
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	$50,000	$50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	400,000
Total Principal				$2,610,000	$2,610,000
Unamortized debt issuance costs and original issue discounts, net				(23,444)	(25,392)
Total				$2,586,556	$2,584,608
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
Senior Unsecured Revolving Credit Facility and Commercial Paper Program
The following table presents the balances outstanding under the senior unsecured revolving credit facility and commercial paper program as of the dates presented (in thousands):

	Interest Rate	Maturity	June 30, 2026	December 31, 2025
Senior Unsecured Revolving Credit Facility(1)	4.35%	August 2028	$—	$—
Commercial Paper Notes(2)	3.92%	Various	497,000	320,500
Total Principal			$497,000	$320,500
(1)At June 30, 2026, the Revolving Credit Facility would have incurred interest of 4.35%, which is comprised of SOFR of 3.62% and the pricing grid spread of 72.5 basis points.
(2)At June 30, 2026, the weighted-average maturity of the outstanding Commercial Paper Notes was less than one month.
Senior Unsecured Revolving Credit Facility
On August 8, 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).
On November 17, 2025, the Company entered into the First Amendment to the Fourth Amended and Restated Revolving Credit Agreement (the “First Amendment to the Revolving Credit Facility”) with PNC Bank, as administrative agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment to the Revolving Credit Facility amends the Revolving Credit Facility by and among the Company, the Borrower, PNC Bank, as administrative agent, and a syndicate of lenders named therein. The First Amendment to the Revolving Credit Facility includes certain technical and administrative amendments, including an amendment to the interest rate for borrowings under the Revolving Credit Facility by reducing the SOFR adjustment to zero basis points. As a result, the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. At June 30, 2026, borrowings under the Revolving Credit Facility, as amended, would have incurred interest at a rate of SOFR plus a pricing grid spread of 72.5 basis points.
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
Debt Maturities
The following table presents scheduled principal payments related to the Company’s debt as of June 30, 2026 (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2026(1)	$91	$497,000	$497,091
2027	—	50,000	50,000
2028(2)	—	410,000	410,000
2029	—	492,250	492,250
2030	—	475,000	475,000
Thereafter	—	1,925,000	1,925,000
Total scheduled principal payments	$91	$3,849,250	$3,849,341
(1)At June 30, 2026, the Commercial Paper Notes had a weighted-average maturity of less than one month.
(2)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had no outstanding balance as of June 30, 2026.
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2026, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of June 30, 2026.

Note 6 – Common and Preferred Stock
Authorized Shares of Common Stock
In May 2025, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 180 million shares to 360 million shares.
Shelf Registration
On April 24, 2026, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”) registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price (the “Form S-3ASR”). The Form S-3ASR replaced the Company’s automatic shelf registration statement on Form S-3ASR that was filed with the SEC on May 5,

2023. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
Common Stock Offering
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of June 30, 2026, the Company settled 1,500,000 shares of common stock under such forward sale agreements, realizing net proceeds of $111.5 million. The offering is anticipated to raise total net proceeds of approximately $383.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of June 30, 2026, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
The following table summarizes the ATM programs that were in place during 2026 and 2025 (dollars in millions):

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of June 30, 2026		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024	(1)	$1,250.0	13,582,160		2,772,317	10,809,843	(2)	$1,014.7
April 2026		$1,750.0	—	(3)	—	—		$—
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)The Company is required to settle the outstanding forward shares of common stock under the program by dates between October 2026 and April 2028.
(3)The Company has not sold any shares of common stock subject to forward sales agreements under the April 2026 Program as of June 30, 2026.

Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock sold under the ATM programs	399,886	362,021	9,137,915	2,770,222
Shares of common stock settled under the ATM programs	2,772,317	663,892	2,772,317	3,329,890
Net proceeds received	$201.8	$41.2	$201.8	$224.5

Note 7 – Dividends and Distributions Payable
During the three months ended June 30, 2026 and 2025, the Company declared monthly dividends of $0.267 and $0.256, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2026 and 2025, while the June dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at June 30, 2026 and 2025. The June 2026 and 2025 dividends per common share and distributions per Operating Partnership Common Units were paid on July 15, 2026 and July 15, 2025, respectively.
During the three months ended June 30, 2026 and 2025, the Company declared monthly dividends on the Series A Preferred Shares have been and will be in the amount of $0.08854 per Depositary Share. The dividends payable for April and May were paid during the three months ended June 30, 2026 and 2025, while the June dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at June 30, 2026 and 2025. The June 2026 and 2025 dividends per Depositary Share were paid on July 1, 2026 and July 1, 2025, respectively.
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

Hedging Activity
In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% until January 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of June 30, 2026, these interest rate swaps were valued as an asset of approximately $2.7 million.
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
During 2025, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22% until May 2031. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Unsecured Term Loan which matures May 2031. As of June 30, 2026, these interest rate swaps were valued as an asset of approximately $9.7 million.
During 2025 and 2026, the Company entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending August 2036. As of June 30, 2026, these interest rate swaps are valued as an asset of approximately $7.3 million.
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
Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $8.0 million will be reclassified as a decrease to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments(1)		Notional Amount(1)
	June 30,	December 31,	June 30,	December 31,
Interest Rate Derivatives	2026	2025	2026	2025
Interest rate swaps	16	13	$1,000,000	$900,000
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

The tables below present the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Other assets, net	$19,699	$5,972

	Liability Derivatives
	June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$—	$2,814

The tables below present the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss) Recognized in OCI on Derivative		Location of Accumulated OCI Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI as a (Reduction)/Increase in Interest Expense
Three Months Ended June 30,	2026	2025		2026	2025
Interest rate swaps	$10,622	$4,100	Interest expense	$(1,383)	$(1,545)

	Amount of Income/(Loss) Recognized in OCI on Derivative		Location of Accumulated OCI Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI as a (Reduction)/Increase in Interest Expense
Six Months Ended June 30,	2026	2025		2026	2025
Interest rate swaps	$16,932	$(5,256)	Interest expense	$(2,542)	$(2,956)
The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of June 30, 2026.
Credit-Risk-Related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in an asset position of $19.9 million and a net asset position of $3.3 million as of June 30, 2026, and December 31, 2025, respectively.

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
The tables below present a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of the dates presented (in thousands):
Offsetting of Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Derivatives as of				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026	$19,699	$—	$19,699	$—	$—	$19,699
December 31, 2025	$5,972	$—	$5,972	$(757)	$—	$5,215

Offsetting of Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Derivatives as of				Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026	$—	$—	$—	$—	$—	$—
December 31, 2025	$2,814	$—	$2,814	$(757)	$—	$2,057

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026, and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates presented (in thousands):

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
	Level 2	Level 2
Derivative assets - interest rate swaps	$19,699	$5,972
Derivative liabilities - interest rate swaps	$—	$2,814

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

The table below presents the carrying value, fair value and fair value level of the Company’s debt as of the dates presented (in thousands):

	June 30, 2026			December 31, 2025
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 2	Level 3	Value	Level 2	Level 3
Mortgage Notes Payable	$41,190	$—	$40,290	$41,546	$—	$40,859
Unsecured Term Loans	$696,277	$696,277	$—	$348,074	$348,074	$—
Senior Unsecured Notes	$2,586,556	$2,525,078	$—	$2,584,608	$2,548,907	$—
Unsecured Revolving Credit Facility	$—	$—	$—	$—	$—	$—
Commercial Paper Notes	$497,000	$497,000	$—	$320,500	$320,500	$—
Note 10 – Equity Incentive Plan
In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of June 30, 2026, 1,438,584 shares of common stock were available for issuance under the 2024 Plan.
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
The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company recognized expense related to restricted share grants of $1.8 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.3 million during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there was $11.2 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.1 years.
Restricted share activity is summarized as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2025	193	$66.65
Restricted stock granted	92	$79.19
Restricted stock vested	(96)	$66.32
Restricted stock forfeited	(2)	$74.89
Unvested restricted stock at June 30, 2026	187	$72.93

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
The following assumptions were used when determining the grant date fair value:

	2026	2025
Expected term (years)	2.9	2.9
Volatility	17.8%	19.6%
Risk-free rate	3.5%	4.2%

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $1.6 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $11.9 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2.2 years.
For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of less than $0.1 million for the three months ended June 30, 2026 and 2025, and $0.1 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $0.1 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 0.7 years.
Performance units activity is summarized as follows (shares in thousands):

	Target Number of Awards	Weighted Average Grant Date Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2025	213	$72.42
Performance units granted	91	$85.44
Performance units - three-year performance period completed	(47)	$80.34
Performance units and shares - three-year performance period to be completed at June 30, 2026	257	$75.57

	Shares Outstanding	Weighted Average Grant Date Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2025	42	$67.64
Shares earned at completion of three-year performance period(1)	62	$80.34
Shares vested	(87)	$76.56
Performance shares - three-year performance period completed but not yet vested at June 30, 2026	17	$68.59
(1)Performance units granted in 2023 for which the three-year performance period was completed in 2026 were earned at the 133% performance level.
Restricted Stock - Directors
The Company compensates non-employee directors through a combination of cash and restricted equity awards. The non-employee directors have the ability to elect to receive the cash compensation as additional restricted equity awards as well as to defer the settlement of the restricted equity awards.
The Company estimates the fair value of board members’ restricted equity awards at the date of grant and amortizes those amounts into expense on a straight-line basis over the service period.
During 2026, the Company moved the grant of these awards to coincide with the annual shareholder meeting in May 2026. The restricted shares granted in May 2026 represent compensation for service from March 2026 to the annual shareholder meeting in May 2027.
During the six months ended June 30, 2026, 21,688 restricted equity awards were granted to non-employee directors at a weighted average grant date fair value of $75.28 per share. During the year ended December 31, 2025, 18,467 restricted shares were granted to non-employee directors at a weighted average grant date fair value of $72.83 per share.
The Company recognized expense relating to restricted share grants to the board members of $0.3 million for the three months ended June 30, 2026 and 2025, and $0.7 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $1.2 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of their annual service.
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
Note 12 – Subsequent Events
In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2026, through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.
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

Overview
The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of June 30, 2026. Refer to Note 1- Organization in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of June 30, 2026, the Company’s portfolio consisted of 2,825 properties located in all 50 states and the District of Columbia, comprised of approximately 59.6 million square feet of gross leasable area (“GLA”). The portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 7.7 years. A significant majority of the Company’s properties are leased to national tenants and approximately 65.8% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.
Results of Operations
Overall
The Company’s real estate investment portfolio grew from approximately $7.96 billion in net investment amount representing 2,513 properties with 52.0 million square feet of GLA as of June 30, 2025, to approximately $9.24 billion in net investment amount representing 2,825 properties with 59.6 million square feet of GLA at June 30, 2026. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2026 on acquisitions, development and Developer Funding Platform (“DFP”) projects that were completed during 2025. Similarly, the full rental income impact of acquisitions made during 2026 will not be realized until 2027.

Acquisitions
The following table summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Number of properties acquired	82	167
Location (by state)(1)	32	38
Tenant retail sectors	23	27
Weighted-average lease term (years)	11.2	11.2
Underwritten weighted-average capitalization rate(2)	7.0%	7.0%
Total purchase price, including acquisition and closing costs	$453,264	$857,599
(1)Excludes the District of Columbia, where the Company acquired its first property during the three months ended June 30, 2026.
(2)Weighted-average capitalization rate for acquisitions is the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the aggregate purchase price for occupied properties.
Development and Developer Funding Platform
The following table summarizes the Company’s development and DFP activity during the periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Number of projects commenced	5	7
Number of ongoing projects	10	10
Number of projects delivered	1	5
Dispositions
The following table summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Number of properties sold	14	21
Net proceeds	$28,858	$38,923
Gain on sale of assets, net	$2,014	$3,711
Comparison of three months ended June 30, 2026 to the three months ended June 30, 2025 (dollars in thousands)

	Three Months Ended June 30,		Variance
	2026	2025	(in dollars)	(percentage)
Rental Income	$204,981	$175,397	$29,584	17%
Real Estate Taxes	$15,257	$12,833	$2,424	19%
Property Operating Expenses	$9,507	$8,416	$1,091	13%
Depreciation and Amortization	$69,094	$58,939	$10,155	17%

The variances in rental income, real estate taxes, property operating expenses and depreciation and amortization shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as further described under Results of Operations - Overall above.

General and administrative expenses increased $0.7 million, or 6%, to $12.0 million for the three months ended June 30, 2026, compared to $11.3 million for the three months ended June 30, 2025. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted beginning in 2023. General and administrative expenses as a percentage of total revenue decreased to 5.8% for the three months ended June 30, 2026, compared to 6.5% for the three months ended June 30, 2025.
Interest expense, net increased $8.0 million, or 25%, to $40.3 million for the three months ended June 30, 2026, compared to $32.3 million for the three months ended June 30, 2025. The increase in interest expense, net was primarily a result of higher levels of borrowings during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $2.8 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025, and approximately $2.6 million related to the $350.0 million 2031 Unsecured Term Loan that closed in November 2025, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $2.8 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
The Company recognized a $5.9 million provision for impairment during the three months ended June 30, 2026, while $3.0 million was recognized during the three months ended June 30, 2025. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.
A net gain on the sale of assets of $2.0 million was recognized on the disposition of fourteen assets during the three months ended June 30, 2026 as compared to a net gain on the sale of assets of $1.5 million on the disposition of four assets during the three months ended June 30, 2025. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales are not necessarily comparable period-to-period.
Net income increased $5.4 million, or 11%, to $54.8 million for the three months ended June 30, 2026, compared to $49.4 million for the three months ended June 30, 2025. The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $5.5 million, or 12%, to $52.8 million for the three months ended June 30, 2026, compared to $47.3 million for the three months ended June 30, 2025.
Comparison of six months ended June 30, 2026 to the six months ended June 30, 2025 (dollars in thousands)

	Six Months Ended June 30,		Variance
	2026	2025	(in dollars)	(percentage)
Rental Income	$405,657	$344,510	$61,147	18%
Real Estate Taxes	$29,970	$24,346	$5,624	23%
Property Operating Expenses	$19,143	$16,797	$2,346	14%
Depreciation and Amortization	$135,793	$114,693	$21,100	18%

The variances in rental income, real estate taxes, property operating expenses and depreciation and amortization shown above were due to the acquisition and the ownership of an increased number of properties during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as further described under Results of Operations - Overall above.
General and administrative expenses increased $1.3 million, or 6%, to $23.4 million for the six months ended June 30, 2026, compared to $22.1 million for the six months ended June 30, 2025. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted beginning in 2023. General and administrative expenses as a percentage of total revenue decreased to 5.8% for the six months ended June 30, 2026, compared to 6.4% for the six months ended June 30, 2025.
Interest expense, net increased $13.2 million, or 21%, to $76.2 million for the six months ended June 30, 2026, compared to $63.0 million for the six months ended June 30, 2025. The increase in interest expense, net was primarily a result of higher levels of borrowings during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $7.8 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025, and approximately $2.5 million related to the $350.0 million 2031 Unsecured Term Loan that closed in November 2025, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $3.1 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
The Company recognized a $7.3 million provision for impairment during the six months ended June 30, 2026 and 2025. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.
A net gain on the sale of assets of $3.7 million was recognized on the disposition of twenty one assets during the six months ended June 30, 2026 as compared to a net gain on the sale of assets of $2.3 million on the disposition of five assets during the six months ended June 30, 2025. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales are not necessarily comparable period-to-period.
Net income increased $20.5 million, or 21%, to $117.0 million for the six months ended June 30, 2026, compared to $96.5 million for the six months ended June 30, 2025. The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $20.5 million, or 22%, to $113.0 million for the six months ended June 30, 2026, compared to $92.5 million for the six months ended June 30, 2025.
Liquidity and Capital Resources
The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.
The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of June 30, 2026, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility or Commercial Paper Program. As of June 30, 2026, the Company had $1.86 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow of $21.2 million, unsettled forward equity of $1.08 billion and $753.0 million of availability under our Revolving Credit Facility, adjusted to reflect the outstanding Commercial Paper Notes, subject to compliance with covenants.
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
Capitalization
As of June 30, 2026, the Company’s total enterprise value was approximately $13.45 billion. Total enterprise value consisted of $9.45 billion of common equity (based on the June 30, 2026 closing price of the Company’s common stock on the NYSE of $75.74 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $3.85 billion of total debt principal including (i) $497.0 million of borrowings under its Revolving Credit Facility and Commercial Paper Program; (ii) $2.61 billion of senior unsecured notes; (iii) $700.0 million under its unsecured term loans; (iv) $42.3 million of mortgage notes payable; less $21.2 million cash, cash equivalents and cash held in escrow. The Company’s net debt principal to total enterprise value was 28.5% as of June 30, 2026.
At June 30, 2026, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 124,728,833 shares of common stock outstanding as of June 30, 2026.

Equity
Shelf Registration
On April 24, 2026, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission ("SEC") registering an unspecified amount of common stock, preferred stock, depositary shares, warrants and guarantees of debt securities of the Operating Partnership, as well as an unspecified amount of debt securities of the Operating Partnership, at an indeterminate aggregate initial offering price (the “Form S-3ASR”). The Form S-3ASR replaced the Company’s automatic shelf registration statement on Form S-3ASR that was filed with the SEC on May 5, 2023. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
Common Stock Offering
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. As of June 30, 2026, the Company settled 1,500,000 shares of common stock under such forward sale agreements, realizing net proceeds of $111.5 million. The offering is anticipated to raise total net proceeds of approximately $383.5 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of June 30, 2026, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
The following table summarizes the ATM programs that were in place during 2026 and 2025 (dollars in millions):

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of June 30, 2026		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024	(1)	$1,250.0	13,582,160		2,772,317	10,809,843	(2)	$1,014.7
April 2026		$1,750.0	—	(3)	—	—		$—
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)The Company is required to settle the outstanding forward shares of common stock under the program by dates between October 2026 and April 2028.
(3)The Company has not sold any shares of common stock subject to forward sales agreements under the April 2026 Program as of June 30, 2026.
Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock sold under the ATM programs	399,886	362,021	9,137,915	2,770,222
Shares of common stock settled under the ATM programs	2,772,317	663,892	2,772,317	3,329,890
Net proceeds received	$201.8	$41.2	$201.8	$224.5

Debt
The table below summarizes the Company’s outstanding debt as of the dates presented (dollars in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	June 30, 2026	December 31, 2025
Senior Unsecured Revolving Credit Facility and Commercial Paper Notes
Revolving Credit Facility(1)	4.35%		August 2028	$—	$—
Commercial Paper Notes(2)	3.92%		Various	497,000	320,500
Total Revolving Credit Facility and Commercial Paper Notes	3.92%			$497,000	$320,500

Unsecured Term Loans
2029 Unsecured Term Loan(3)	4.37%		January 2029	$350,000	$350,000
2031 Unsecured Term Loan(4)	4.02%		May 2031	350,000	—
Total Unsecured Term Loans	4.20%			$700,000	$350,000

Senior Unsecured Notes(5)
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	$50,000	$50,000
2028 Senior Unsecured Public Notes(6)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes(6)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes(6)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes(6)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes(6)	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes(6)	5.35%	5.60%	June 2035	400,000	400,000
Total Senior Unsecured Notes	4.01%			$2,610,000	$2,610,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease(7)	6.27%		July 2026	$91	$628
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable	3.64%			$42,341	$42,878

Total Floating Rate Debt(8)	3.92%			$497,000	$320,500

Total Fixed Rate Debt(8)	4.04%			$3,352,341	$3,002,878

Total Principal Amount Outstanding	4.03%			$3,849,341	$3,323,378
(1)At June 30, 2026, the Revolving Credit Facility would have incurred interest of 4.35%, which is comprised of SOFR of 3.62% and the pricing grid spread of 72.5 basis points.
(2)As of June 30, 2026, the weighted-average maturity of the Commercial Paper Notes outstanding was less than one month.
(3)At June 30, 2026, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(4)The all-in interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%. Of these swaps, $100.0 million became effective on July 1, 2026. Accordingly, interest on the $100.0 million drawn on June 30, 2026 accrued at SOFR plus 80 basis points until July 1, 2026.
(5)All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.
(6)The principal amounts outstanding are presented excluding their original issue discounts.
(7)Subsequent to June 30, 2026, the mortgage note payable was paid in full at maturity on July 15, 2026.
(8)Floating rate debt includes the revolving credit facility and commercial paper notes. All other debt is included within fixed rate debt, including the 2029 and 2031 Unsecured Term Loans as the variable portion of the interest rate has been fixed through the use of interest rate swaps.

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
As of June 30, 2026, the Revolving Credit Facility had no outstanding balance and bore interest of 4.35%, which is comprised of SOFR of 3.62% plus a pricing grid spread of 72.5 basis points.
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
Unsecured Term Loans
During 2025, the Company closed on an unsecured $350.0 million 5.5-year delayed draw 2031 Unsecured Term Loan. As of December 31, 2025, the Company had not drawn any amounts under the 2031 Unsecured Term Loan. On March 31, 2026, the Company drew $250.0 million under the 2031 Unsecured Term Loan. On June 30, 2026, the Company drew the remaining $100.0 million under the 2031 Unsecured Term Loan.
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
Mortgage Notes Payable
As of June 30, 2026, the Company had total gross mortgage indebtedness of $42.3 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $71.8 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.64% as of June 30, 2026.
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
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of June 30, 2026, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of June 30, 2026.
Cash Flows
Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio. Net cash provided by operating activities for the six months ended June 30, 2026, increased by $29.8 million over the same period in 2025, primarily due to the increase in the size of the Company’s real estate investment portfolio.
Investing - Net cash used in investing activities was $187.2 million greater during the six months ended June 30, 2026, compared to the same period in 2025 primarily due to:
•$184.0 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
•$35.3 million increase in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions; and
•$30.7 million increase in proceeds from asset sales due to increased disposition volume during the six months ended June 30, 2026, compared to the same period in 2025. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period.
Financing - Net cash provided by financing activities increased by $155.4 million during the six months ended June 30, 2026, compared to the same period in 2025 primarily due to:
•$350.0 million increase in proceeds from the draws under the 2031 Unsecured Term Loan;
•$88.7 million increase in net proceeds from the issuance of common stock;

•$87.5 million increase of net borrowings on the Revolving Credit Facility and Commercial Paper Program. Net borrowings on the Revolving Credit Facility and Commercial Paper Program were $176.5 million during the six months ended June 30, 2026, while $89.0 million of net borrowings were completed over the same period in 2025; and
•$24.5 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the six months ended June 30, 2026 of $3.204 per common share represents a 4.3% increase over the annualized dividend amount of $3.072 per common share declared in the same period in 2025.
Material Cash Requirements
In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.
Details on these obligations as of June 30, 2026, including expected settlement periods, is presented below (in thousands):

	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$91	$—	$—	$42,250	$—	$—	$42,341
Revolving Credit Facility and Commercial Paper Notes(1)	497,000	—	—	—	—	—	497,000
Unsecured Term Loans	—	—	—	350,000	—	350,000	700,000
Senior Unsecured Notes	—	50,000	410,000	100,000	475,000	1,575,000	2,610,000
Land Lease Obligations	1,101	2,270	2,247	2,238	2,006	36,348	46,210
Estimated Interest Payments on Outstanding Debt(2)	66,965	132,662	126,868	109,240	99,769	241,110	776,614
Total	$565,157	$184,932	$539,115	$603,728	$576,775	$2,202,458	$4,672,165

(1)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029. The weighted-average maturity of the Commercial Paper Notes outstanding at June 30, 2026 was less than one month.
(2)Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.
In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.
During the six months ended June 30, 2026, the Company had 20 development or DFP projects completed or under construction, with anticipated total costs of approximately $199.9 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, or other sources of funding available to the Company.
The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.
Dividends
During the quarter ended June 30, 2026, the Company declared monthly dividends of $0.267 per common share. Holders of the Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for April and May were paid during the three months ended June 30, 2026, while June dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at June 30, 2026 and were paid on July 15, 2026.

During the quarter ended June 30, 2026, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854 per Depositary Share. The dividends payable for April and May were paid during the quarter. The June dividends were recorded as a liability on the condensed consolidated balance sheets at June 30, 2026, and were paid on July 1, 2026.
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

Reconciliations
The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reconciliation from Net Income to Funds from Operations
Net income	$54,809	$49,353	$117,040	$96,501
Less Series A preferred stock dividends	1,859	1,859	3,718	3,718
Net income attributable to Operating Partnership common unitholders	$52,950	$47,494	$113,322	$92,783
Depreciation of rental real estate assets	46,210	38,698	90,534	75,861
Amortization of lease intangibles - in-place leases and leasing costs	22,188	19,679	43,896	37,743
Provision for impairment	5,900	2,961	7,300	7,292
Gain on sale or involuntary conversion of assets, net	(2,526)	(1,510)	(4,750)	(2,282)
Funds from Operations - Operating Partnership common unitholders	$124,722	$107,322	$250,302	$211,397

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	$11,317	$8,620	$22,079	$17,250
Core Funds from Operations - Operating Partnership common unitholders	$136,039	$115,942	$272,381	$228,647

Straight-line accrued rent	$(4,583)	$(3,789)	$(9,525)	$(7,798)
Stock-based compensation expense	3,775	3,259	7,309	6,388
Amortization of financing costs and original issue discounts	2,056	1,703	4,060	3,315
Non-real estate depreciation	696	562	1,363	1,089
Adjusted Funds from Operations - Operating Partnership common unitholders	$137,983	$117,677	$275,588	$231,641

Funds from Operations per common share and partnership unit - diluted	$1.03	$0.97	$2.07	$1.93
Core Funds from Operations per common share and partnership unit - diluted	$1.13	$1.05	$2.25	$2.09
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.14	$1.06	$2.28	$2.12

Weighted average shares and Operating Partnership common units outstanding
Basic	120,344,563	110,105,665	120,272,344	108,766,630
Diluted	120,834,875	110,724,840	120,796,758	109,344,041

Additional supplemental disclosure
Scheduled principal repayments	$271	$254	$537	$505
Capitalized interest	$672	$497	$1,148	$939
Capitalized building improvements	$4,853	$2,762	$5,450	$3,362

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

	2026 (remaining)		2027	2028	2029		2030	Thereafter		Total
Mortgage Notes Payable	$91	(1)	$—	$—	$42,250		$—	$—		$42,341
Interest Rate	6.27%				3.63%

Revolving Credit Facility(2) and Commercial Paper Notes(3)	$497,000		$—	$—	$—		$—	$—		$497,000
Interest Rate	3.92%

Unsecured Term Loans	$—		$—	$—	$350,000		$—	$350,000		$700,000
Interest Rate					4.37%	(4)		4.02%	(5)

Senior Unsecured Notes	$—		$50,000	$410,000	$100,000		$475,000	$1,575,000		$2,610,000
Interest Rate			4.26%	2.45%	4.19%		3.71%	4.48%
(1)Subsequent to June 30, 2026, the mortgage note payable was paid in full at maturity on July 15, 2026.
(2)The Revolving Credit Facility had no outstanding balance as of June 30, 2026. The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(3)The weighted-average maturity of the Commercial Paper Notes outstanding at June 30, 2026 was less than one month.
(4)The interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(5)The all-in interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%. Of these swaps, $100.0 million became effective on July 1, 2026. Accordingly, interest on the $100.0 million drawn on June 30, 2026 accrued at SOFR plus 80 basis points until July 1, 2026.
The table above incorporates those exposures that exist as of June 30, 2026; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
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
In June 2023, the Company entered into $350.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57%. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2029 Unsecured Term Loan which matures January 2029. As of June 30, 2026, these interest rate swaps were valued as an asset of approximately $2.7 million.

During 2025, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22%. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Unsecured Term Loan which matures May 2031. As of June 30, 2026, these interest rate swaps were valued as an asset of approximately $9.7 million.
During 2025 and 2026, the Company entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending August 2036. As of June 30, 2026, these interest rate swaps are valued as an asset of approximately $7.3 million.
The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of June 30, 2026.
The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $40.3 million and $2.53 billion, respectively, as of June 30, 2026. The fair value of the Commercial Paper Notes is estimated to equal the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates. The fair value of the Revolving Credit Facility and unsecured term loans approximate their carrying values as they are variable rate debt.
At June 30, 2026, our outstanding mortgage notes payable and senior unsecured notes had fixed interest rates. Interest on our unsecured term loans are variable, however the variable interest rate features have been mitigated by interest rate swap agreements. Interest on our Revolving Credit Facility is variable, and as a result, we are subject to interest rate risk with respect to such variable-rate debt. In addition, given the short-term nature of the Commercial Paper Notes, we are subject to interest rate risk related to the borrowings.
There are no borrowings outstanding under the Revolving Credit Facility and $497.0 million of Commercial Paper Notes outstanding at June 30, 2026. A hypothetical 100-basis point increase or decrease in market interest rates, assuming no change in the amount outstanding on these borrowings, would change annual interest expense by $5.0 million.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
Common stock repurchases during the three months ended June 30, 2026, were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	42	$78.86	—	—
May 1, 2026 - May 31, 2026	86	76.22	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
Total	128	$77.09	—	—

ITEM 3. Defaults Upon Senior Securities

None.
ITEM 4. Mine Safety Disclosures

Not applicable.
ITEM 5. Other Information
During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. Exhibits

Exhibit No.	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 2, 2013).

3.1.2	Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).

3.1.3	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2016).

3.1.4	Articles Supplementary of the Company, dated February 26, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019).

3.1.5	Articles of Amendment of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019).

3.1.6	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2021).

3.1.7	Articles Supplementary of the Company, dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 13, 2021).

3.1.8	Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.2.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 12, 2024).

10.1*	Director Restricted Stock Unit Program under the Agree Realty Corporation 2024 Omnibus Incentive Plan.

10.2*	Form of Restricted Stock Unit Agreement under the Agree Realty Corporation 2024 Omnibus Incentive Plan.

10.3
Equity Distribution Agreement, dated April 24, 2026, among the Company, the Agents party thereto, and the Forward Purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 24, 2026).

22*	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2*†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 formatted in Inline iXBRL (eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income, (iii) the condensed consolidated statements of equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: July 30, 2026