Form 10-Q
period 2026-09-30
AGREE REALTY CORP
filed 2026-10-20
CIK 917251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

As of October 19, 2026, the Registrant had 130,101,031 shares of common stock issued and outstanding.

AGREE REALTY CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)
(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Real estate investments
Land	$3,236,200	$2,895,495
Buildings	7,053,021	6,330,249
Less accumulated depreciation	(847,331)	(715,733)
	9,441,890	8,510,011
Property under development	73,656	62,690
Net real estate investments	9,515,546	8,572,701
Real estate held for sale, net	2,304	—
Cash and cash equivalents	80,559	16,295
Cash held in escrow	10,924	4,327
Accounts receivable - tenants, net	140,713	122,477
Lease intangibles, net of accumulated amortization of $675,725 and $576,945 at September 30, 2026 and December 31, 2025, respectively	1,084,831	1,000,967
Other assets, net	116,045	80,845

Total Assets	$10,950,922	$9,797,612

LIABILITIES
Mortgage notes payable, net	$41,183	$41,546
Unsecured term loans, net	696,523	348,074
Senior unsecured notes, net	2,977,602	2,584,608
Unsecured revolving credit facility and commercial paper notes	—	320,500
Dividends and distributions payable	35,450	32,158
Accounts payable, accrued expenses, and other liabilities	183,613	139,384
Lease intangibles, net of accumulated amortization of $54,622 and $49,797 at September 30, 2026 and December 31, 2025, respectively	73,939	60,189

Total Liabilities	$4,008,310	$3,526,459

EQUITY
Preferred stock, $0.0001 par value per share, 4,000,000 shares authorized, 7,000 shares Series A outstanding, at stated liquidation value of $25,000 per share, at September 30, 2026 and December 31, 2025	175,000	175,000
Common stock, $0.0001 par value, 360,000,000 shares authorized, 130,101,031 and 120,028,406 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13	12
Additional paid-in-capital	7,422,355	6,679,142
Dividends in excess of net income	(732,649)	(618,675)
Accumulated other comprehensive income	77,908	35,506

Total equity - Agree Realty Corporation	6,942,627	6,270,985
Non-controlling interest	(15)	168
Total Equity	6,942,612	6,271,153

Total Liabilities and Equity	$10,950,922	$9,797,612
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Rental income	$213,806	$183,191	$619,463	$527,701
Other	78	31	328	208
Total Revenues	213,884	183,222	619,791	527,909

Operating Expenses
Real estate taxes	15,779	13,173	45,749	37,519
Property operating expenses	9,924	8,243	29,066	25,040
Land lease expense	601	556	1,753	1,592
General and administrative	12,392	10,887	35,827	32,990
Depreciation and amortization	71,913	61,179	207,706	175,872
Provision for impairment	—	2,980	7,300	10,272
Total Operating Expenses	110,609	97,018	327,401	283,285

Gain on sale of assets, net	5,416	924	9,127	3,207
Gain on involuntary conversion, net	886	132	1,925	132
Income from Operations	109,577	87,260	303,442	247,963

Other (Expense) Income
Interest expense, net	(41,001)	(35,212)	(117,249)	(98,250)
Income and other tax expense	(375)	(225)	(1,250)	(1,475)
Other income	342	456	642	542
Net Income	68,543	52,279	185,585	148,780

Less net income attributable to non-controlling interest	191	162	528	468
Net income attributable to Agree Realty Corporation	68,352	52,117	185,057	148,312
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net Income Attributable to Common Stockholders	$66,493	$50,258	$179,479	$142,734

Net Income Per Share Attributable to Common Stockholders
Basic	$0.53	$0.45	$1.48	$1.30
Diluted	$0.53	$0.45	$1.47	$1.30

Other Comprehensive Income
Net income	$68,543	$52,279	$185,585	$148,780
Amortization of interest rate swaps	(1,120)	(1,077)	(3,270)	(2,692)
Change in fair value and settlement of interest rate swaps	29,252	713	45,792	(5,884)
Total comprehensive income	96,675	51,915	228,107	140,204
Less comprehensive income attributable to non-controlling interest	$269	$161	$648	$441

Comprehensive Income Attributable to Agree Realty Corporation	$96,406	$51,754	$227,459	$139,763

Weighted Average Number of Common Shares Outstanding - Basic	124,363,105	111,277,316	121,423,613	109,383,735

Weighted Average Number of Common Shares Outstanding - Diluted	124,602,961	111,511,615	121,879,652	109,875,336
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Dividends in excess of net income	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	7,000	$175,000	120,028,406	$12	$6,679,142	$(618,675)	$35,506	$168	$6,271,153
Repurchase of common shares	—	—	(76,363)	—	(6,058)	—	—	—	(6,058)
Issuance of stock under the 2024 Omnibus Incentive Plan	—	—	151,853	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(441)	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	—	—	3,536	—	—	—	3,536
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(94,950)	—	(273)	(95,223)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	5,135	15	5,150
Net income	—	1,859	—	—	—	60,192	—	180	62,231
Balance, March 31, 2026	7,000	$175,000	120,103,455	$12	$6,676,618	$(653,433)	$40,641	$90	$6,238,928
Issuance of common stock, net of issuance costs	—	—	4,272,317	—	312,872	—	—	—	312,872
Repurchase of common shares	—	—	(128)	—	(10)	—	—	—	(10)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	7,218	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(1,648)	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	—	—	3,779	—	—	—	3,779
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(97,346)	—	(278)	(97,624)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	9,213	27	9,240
Net income	—	1,859	—	—	—	52,794	—	156	54,809
Balance, June 30, 2026	7,000	$175,000	124,381,214	$12	$6,993,255	$(697,985)	$49,854	$(5)	$6,520,131
Issuance of common stock, net of issuance costs	—	—	5,722,117	1	425,536	—	—	—	425,537
Repurchase of common shares	—	—	(1,140)	—	(86)	—	—	—	(86)
Issuance of restricted stock under the 2024 Omnibus Incentive Plan	—	—	42	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(1,202)	—	(14)	—	—	—	(14)
Stock-based compensation	—	—	—	—	3,664	—	—	—	3,664
Series A preferred dividends declared for the period	—	(1,859)	—	—	—	—	—	—	(1,859)
Dividends and distributions declared for the period	—	—	—	—	—	(101,157)	—	(279)	(101,436)
Amortization, changes in fair value, and settlement of interest rate swaps	—	—	—	—	—	—	28,054	78	28,132
Net income	—	1,859	—	—	—	66,493	—	191	68,543
Balance, September 30, 2026	7,000	$175,000	130,101,031	$13	$7,422,355	$(732,649)	$77,908	$(15)	$6,942,612

Cash dividends declared per depositary share of Series A preferred stock:
For the three months ended March 31, 2026		$0.266
For the three months ended June 30, 2026		$0.266
For the three months ended September 30, 2026		$0.266

Cash dividends declared per common share:
For the three months ended March 31, 2026				$0.786
For the three months ended June 30, 2026				$0.801
For the three months ended September 30, 2026				$0.801
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

AGREE REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$185,585	$148,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,706	175,872
Amortization from above (below) market lease intangibles, net	33,715	26,427
Amortization from financing costs, credit facility costs and debt discount	6,426	5,401
Stock-based compensation	10,959	9,694
Straight-line accrued rent	(15,226)	(12,774)
Provision for impairment	7,300	10,272
Settlement of interest rate swaps	19,384	13,551
Gain on sale of assets	(9,127)	(3,207)
Gain on involuntary conversion	(1,925)	—
Change in accounts receivable	(4,202)	1,561
Change in other assets	(15,065)	(16,829)
Change in accounts payable, accrued expenses, and other liabilities	35,195	34,073
Net Cash Provided by Operating Activities	460,725	392,821
Cash Flows from Investing Activities
Acquisition of real estate investments and other assets	(1,180,813)	(1,089,670)
Development of real estate investments and other assets, net of reimbursements (including capitalized interest of $1,925 in 2026, $1,497 in 2025)	(131,091)	(102,085)
Net proceeds from involuntary conversion	3,053	—
Payment of leasing costs	(1,017)	(1,142)
Net proceeds from sale of assets	64,733	22,772
Net Cash Used in Investing Activities	(1,245,135)	(1,170,125)
Cash Flows from Financing Activities
Proceeds from common stock offerings, net	738,409	476,046
Repurchase of common shares	(6,154)	(3,715)
Unsecured revolving credit facility and commercial paper notes borrowings	56,456,665	19,151,777
Unsecured revolving credit facility and commercial paper notes repayments	(56,777,165)	(18,920,777)
Payments of mortgage notes payable	(629)	(763)
Proceeds from senior unsecured notes	393,988	397,188
Payments of senior unsecured notes	—	(50,000)
Proceeds from unsecured term loans	350,000	—
Payment of Series A preferred dividends	(5,578)	(5,578)
Payment of common stock dividends	(290,161)	(251,190)
Distributions to non-controlling interest	(830)	(797)
Payments for financing costs	(3,274)	(4,408)
Net Cash Provided by Financing Activities	855,271	787,783
Change in Cash and Cash Equivalents and Cash Held in Escrow	70,861	10,479
Cash and cash equivalents and cash held in escrow, beginning of period	20,622	6,399
Cash and cash equivalents and cash held in escrow, end of period	$91,483	$16,878
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$86,019	$72,445
Cash paid for income and other tax, net of refunds	$1,105	$1,284
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Lease right of use assets added under new ground leases	$963	$1,767
Lease right of use assets removed as a result of acquisition of real property	$—	$2,736
Series A preferred dividends declared and unpaid	$620	$620
Common stock dividends and limited partners' distributions declared and unpaid	$34,830	$29,307
Change in accrual of development, construction and other real estate investment costs	$5,753	$9,131
See accompanying notes to condensed consolidated financial statements.

AGREE REALTY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026 (Unaudited)
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
The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, Agree Limited Partnership (the “Operating Partnership”), of which Agree Realty Corporation is the sole general partner and in which it held a 99.7% common equity interest as of September 30, 2026, and December 31, 2025. There is a one-for-one relationship between the limited partnership interests in the Operating Partnership (“Operating Partnership Common Units”) owned by the Company and shares of Company common stock outstanding. The Company also owns 100% of the Series A preferred equity interest in the Operating Partnership. This preferred equity interest corresponds on a one-for-one basis to the Company’s Series A Preferred Stock (refer to Note 6 – Common and Preferred Stock), providing income and distributions to the Company equal to the dividends payable on that stock.
The non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership held by the Company’s founder and Executive Chairman as of September 30, 2026, and December 31, 2025. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of its shares. Assuming the exchange of all non-controlling Operating Partnership Common Units, there would have been 130,448,650 shares of common stock outstanding at September 30, 2026.
As of September 30, 2026, the Company owned 2,888 properties, with a total gross leasable area (“GLA”) of approximately 61.1 million square feet.
The terms the “Company,” “Management,” “we,” “our” or “us” refer to Agree Realty Corporation and all of its consolidated subsidiaries, including the Operating Partnership.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2026, may not be indicative of the results that may be expected for the year ending December 31, 2026.
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
The following schedule summarizes the Company’s amortization of lease intangibles for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease intangibles (in-place)	$22,892	$19,490	$66,370	$56,896
Lease intangibles (above-market)	13,501	10,801	38,600	31,076
Lease intangibles (below-market)	(1,698)	(1,457)	(4,885)	(4,649)
Total	$34,695	$28,834	$100,085	$83,323

The following schedule represents estimated future amortization of lease intangibles as of September 30, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease intangibles (in-place)	$22,619	$85,481	$75,723	$66,181	$55,321	$262,696	$568,021
Lease intangibles (above-market)	13,475	52,049	48,115	44,161	38,197	320,813	516,810
Lease intangibles (below-market)	(1,661)	(6,553)	(5,774)	(5,195)	(4,719)	(50,037)	(73,939)
Total	$34,433	$130,977	$118,064	$105,147	$88,799	$533,472	$1,010,892

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
The following table provides a reconciliation of cash and cash equivalents and cash held in escrow, both as reported within the condensed consolidated balance sheets, to the total of the cash and cash equivalents and cash held in escrow as reported within the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$80,559	$16,295
Cash held in escrow	10,924	4,327
Total of cash and cash equivalents and cash held in escrow	$91,483	$20,622
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
Recognizing rent escalations on a straight-line method results in rental revenue in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset which is included in the accounts receivable – tenants, net line item in the condensed consolidated balance sheets. The balance of straight-line rent receivables at September 30, 2026, and December 31, 2025, was $108.6 million and $94.5 million, respectively.
The Company’s leases provide for reimbursement from tenants for common area maintenance, insurance, real estate taxes and other operating expenses. A portion of the Company’s operating cost reimbursement revenue is estimated each period and is recognized as rental revenue in the period the recoverable costs are incurred and accrued, and the related revenue is earned. The balance of unbilled operating cost reimbursement receivable at September 30, 2026, and December 31, 2025, was $26.3 million and $23.0 million, respectively. Unbilled operating cost reimbursement receivable is reflected in accounts receivable - tenants, net in the condensed consolidated balance sheets.
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
As of September 30, 2026, the Company had one lease with one tenant where collection is not considered probable. For this lease, the Company is recording rental income on a cash basis and has written off any outstanding receivables, including straight-line rent receivables.
In addition to the tenant-specific collectability assessment performed, the Company may also recognize a general allowance, as a reduction to rental revenue, for its operating lease receivables which are not expected to be fully collectible based on the potential for settlement of arrears. The Company had no general allowance at September 30, 2026, and December 31, 2025.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted net earnings per share of common stock for the periods presented (in thousands, except for share and unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Agree Realty Corporation	$68,352	$52,117	$185,057	$148,312
Less: Series A preferred stock dividends	(1,859)	(1,859)	(5,578)	(5,578)
Net income attributable to common stockholders	66,493	50,258	179,479	142,734
Less: Net income attributable to unvested restricted shares	(103)	(112)	(295)	(333)
Net income used in basic and diluted earnings per share	$66,390	$50,146	$179,184	$142,401

Weighted average number of common shares outstanding	124,565,976	111,531,032	121,626,484	109,637,451
Less: Unvested restricted shares	(202,871)	(253,716)	(202,871)	(253,716)
Weighted average number of common shares outstanding used in basic earnings per share	124,363,105	111,277,316	121,423,613	109,383,735

Weighted average number of common shares outstanding used in basic earnings per share	124,363,105	111,277,316	121,423,613	109,383,735
Effect of dilutive securities:
Stock-based compensation	201,259	212,944	200,786	217,065
ATM Forward Equity Offerings	—	19,953	170,361	197,635
October 2024 Forward Equity Offering	—	1,402	—	75,416
April 2025 Forward Equity Offering	38,597	—	84,892	1,485
Weighted average number of common shares outstanding used in diluted earnings per share	124,602,961	111,511,615	121,879,652	109,875,336

Operating Partnership Units ("OP Units")	347,619	347,619	347,619	347,619
Weighted average number of common shares and OP Units outstanding used in diluted earnings per share	124,950,580	111,859,234	122,227,271	110,222,955
The following table summarizes the number of restricted common shares and performance units that were anti-dilutive and not included in the computation of diluted earnings per share, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock related to forward equity offerings	63,534	328,308	28,531	129,161
Anti-dilutive stock-based compensation	—	—	—	—
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
The Company has elected taxable REIT subsidiary (“TRS”) status for certain subsidiaries pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal income taxes. All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the Company’s TRS. During the nine months ended September 30, 2026, the Company did not pay any federal income taxes related to TRS entities as a result of prepayments made in the prior year.
The One Big Beautiful Bill Act, which passed on July 4, 2025, increased the percentage limit under the REIT asset test applicable to TRSs for taxable years beginning after December 31, 2025, and thus beginning in 2026 the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets (rather than the prior 20% limit).
Notwithstanding its qualification for taxation as a REIT, the Company is subject to certain state and local income and franchise taxes, which are included in income and other tax expense on the condensed consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2026, the Company paid $1.1 million, net of refunds, for state, local and other taxes. No amounts paid to or refunded from individual jurisdictions are significant.
The Company is subject to the provisions of FASB ASC Topic 740-10 (“ASC 740-10”) and regularly analyzes its various federal and state filing positions and only recognizes the income tax effect in its financial statements when certain criteria regarding uncertain income tax positions have been met. The Company believes that its income tax positions are documented and supported and would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no provisions for uncertain income tax positions have been recorded pursuant to ASC 740-10 in the condensed consolidated financial statements. The Company has elected to record related interest and penalties, if any, as income and other tax expense on the condensed consolidated statements of operations and comprehensive income. The Company has no material interest or penalties relating to income taxes recognized for the nine months ended September 30, 2026 and 2025.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements ("ASU 2025-11"). The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. Rather, the objective of the amendments is to provide clarity on interim reporting requirements. ASU 2025-11 results in a comprehensive list of interim disclosures that are required by GAAP and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company continues to evaluate the impact of the guidance.
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
The following table includes information regarding contractual lease payments for the Company’s operating leases for which it is the lessor, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total lease payments	$219,744	$187,574	$637,824	$541,661
Less: Operating cost reimbursements, termination income and percentage rents	23,882	21,090	72,349	60,831
Total non-variable lease payments	$195,862	$166,484	$565,475	$480,830

At September 30, 2026, future non-variable lease payments to be received from the Company’s operating leases are as follows (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Future non-variable lease payments	$201,340	$801,562	$769,232	$716,327	$649,364	$3,408,371	$6,546,196
Deferred Revenue
As of September 30, 2026, and December 31, 2025, there was $33.6 million and $36.2 million, respectively, in deferred revenues resulting from rents paid in advance. Deferred revenues are recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of those dates.
Land Lease Obligations
The Company is the lessee under land lease agreements for certain of its properties. ASC 842 requires a lessee to recognize right of use assets and lease obligation liabilities that arise from leases, whether qualifying as operating or finance. As of September 30, 2026, and December 31, 2025, the Company had $46.6 million and $46.5 million, respectively, of right of use assets, net, recognized within other assets, net in the condensed consolidated balance sheets, while the corresponding lease obligations, net, of $24.6 million and $23.3 million, respectively, were recognized within accounts payable, accrued expenses, and other liabilities on the condensed consolidated balance sheets as of these dates.
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
Amortization of right of use assets for land leases is classified as land lease expense and was $0.6 million for the three months ended September 30, 2026 and 2025, and $1.8 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense on finance land leases was less than $0.1 million during the three months ended September 30, 2026 and 2025 and $0.2 million during the nine months ended September 30, 2026 and 2025.

The following table includes information on the Company’s land leases for which it is the lessee, for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating leases:
Operating cash outflows	$459	$454	$1,387	$1,335
Weighted-average remaining lease term - operating leases (years)	28.4	29.6	28.4	29.6

Finance leases:
Operating cash outflows	$78	$48	$203	$143
Financing cash outflows	$10	$3	$43	$8
Weighted-average remaining lease term - finance leases (years)	24.3	26.3	24.3	26.3

Supplemental Disclosure:
Right of use assets added under new ground leases	$—	$—	$963	$1,767
Right of use assets removed as a result of acquisition of real property	$—	$—	$—	$(2,736)
Right of use assets net change	$—	$—	$963	$(969)

The weighted-average discount rate used in computing operating and finance lease obligations approximated 5% at September 30, 2026 and 2025.
The following table is a maturity analysis of lease liabilities for operating land leases as of September 30, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease payments	$467	$1,919	$1,896	$1,886	$1,651	$27,393	$35,212
Imputed interest	(213)	(819)	(763)	(705)	(647)	(12,686)	(15,833)
Total lease liabilities	$254	$1,100	$1,133	$1,181	$1,004	$14,707	$19,379

The following table is a maturity analysis of lease liabilities for finance land leases as of September 30, 2026 (in thousands):

Year Ending December 31,	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Lease payments	$88	$351	$351	$352	$355	$8,955	$10,452
Imputed interest	(78)	(309)	(306)	(304)	(301)	(3,966)	(5,264)
Total lease liabilities	$10	$42	$45	$48	$54	$4,989	$5,188

Note 4 – Real Estate Investments
Real Estate Portfolio
As of September 30, 2026, the Company owned 2,888 properties, with a total GLA of approximately 61.1 million square feet and net real estate investments of $9.52 billion. The Company owned 2,674 properties, with a total GLA of approximately 55.5 million square feet and net real estate investments of $8.57 billion as of December 31, 2025.
Acquisitions
The following table summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties acquired	68	90	235	227

Purchase price allocation, including acquisition and closing costs:
Land	$71,366	$116,967	$345,654	$264,265
Building and improvements	199,679	219,789	647,014	651,319
Lease intangibles and other assets, net	38,095	65,879	174,071	174,422
Total purchase price, including acquisition and closing costs	$309,140	$402,635	$1,166,739	$1,090,006

The 2026 and 2025 acquisitions were funded as cash purchases and there was no material contingent consideration associated with these acquisitions. The weighted average amortization period for the acquired lease intangibles and other assets, net was 13.9 years and 13.5 years for the three months ended September 30, 2026 and 2025, respectively and 13.8 years and 14.1 years for the nine months ended September 30, 2026 and 2025, respectively. None of the Company’s acquisitions have caused any new or existing tenants to comprise 10% or more of the Company’s total annualized contractual base rent at September 30, 2026 and 2025.
Development and Developer Funding Platform
The following table summarizes the Company’s development and Developer Funding Platform (“DFP”) activity during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of projects commenced	6	5	13	10
Number of ongoing projects	8	8	8	8
Number of projects delivered	7	8	12	18

Dispositions
The following table summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties sold	11	8	32	13
Net proceeds	$25,810	$14,615	$64,733	$22,772
Gain on sale of assets, net	$5,416	$924	$9,127	$3,207

Assets Held for Sale
The Company classified one property as real estate held for sale as of September 30, 2026, and did not classify any properties as real estate held for sale as of December 31, 2025. Real estate held for sale, net in the condensed consolidated balance sheets is comprised of the following (in thousands):

September 30, 2026
Land	$1,037
Building and Improvements	1,418
Accumulated depreciation	(151)
$2,304
Lease intangibles, net	$—
Total real estate held for sale, net	$2,304

Subsequent to September 30, 2026, two additional properties were classified as real estate held for sale.
Provisions for Impairment
As a result of the Company’s review of real estate investments, it recognized the following provision for impairment for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of properties impaired	—	3	10	10
Provision for impairment	$—	$2,980	$7,300	$10,272
Estimated fair value of impaired properties at time of impairment	$—	$1,665	$18,433	$9,322
Note 5 – Debt
As of September 30, 2026, the Company had total gross indebtedness of $3.75 billion, including (i) $42.3 million of mortgage notes payable; (ii) $700.0 million of unsecured term loans; and (iii) $3.01 billion of senior unsecured notes. There were no amounts outstanding under the Revolving Credit Facility (defined below) and Commercial Paper Program (defined below) as of September 30, 2026.
Mortgage Notes Payable
As of September 30, 2026, the Company had total gross mortgage indebtedness of $42.3 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $64.2 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.63% as of September 30, 2026 and 3.67% as of December 31, 2025.

Mortgage notes payable consisted of the following as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Note payable in monthly installments of $92 including interest at 6.27% per annum, with a final monthly payment paid in July 2026 at maturity	$—	$628
Note payable in monthly installments of interest only at 3.63% per annum, with a balloon payment due December 2029	42,250	42,250
Total principal	42,250	42,878
Unamortized debt issuance costs and assumed debt discount, net	(1,067)	(1,332)
Total	$41,183	$41,546
The mortgage loans encumbering the Company’s properties are generally non-recourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender. These exceptions vary from loan to loan, but generally include fraud or material misrepresentations, misstatements or omissions by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities. At September 30, 2026, there were no mortgage loans with full or partial recourse to the Company.
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
Unsecured Term Loans
The following table presents the unsecured term loan principal balances net of unamortized debt issuance costs as of the dates presented (in thousands):

	All-in Interest Rate	Maturity	September 30, 2026	December 31, 2025
2029 Unsecured Term Loan(1)	4.37%	January 2029	$350,000	$350,000
2031 Unsecured Term Loan(2)	4.02%	May 2031	350,000	—
Total principal			$700,000	$350,000
Unamortized debt issuance costs, net			(3,477)	(1,926)
Total			$696,523	$348,074

(1)At September 30, 2026, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(2)At September 30, 2026, the interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%.
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
Based on the Company’s credit ratings as of September 30, 2026, pricing on the 2029 Unsecured Term Loan was 80 basis points over SOFR, resulting in an all-in interest rate on the 2029 Unsecured Term Loan, reflecting the impact of the interest rate swaps, of 4.37%.

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
Borrowings under the 2031 Unsecured Term Loan are priced at SOFR plus a spread of 80 to 160 basis points over SOFR, depending on the Company’s credit ratings. As of September 30, 2026, the applicable credit spread was 80 basis points. In addition, the Company used the existing $350.0 million interest rate swaps to hedge the variable SOFR priced interest to a weighted average fixed rate of 3.22% until May 2031, resulting in an all-in interest rate on the 2031 Unsecured Term Loan of 4.02%.
Senior Unsecured Notes
The following table presents the senior unsecured notes principal balances net of unamortized debt issuance costs and original issue discounts for the Company’s private placement and public offerings as of the dates presented (in thousands):

	All-in Interest Rate(1)	Coupon Rate	Maturity	September 30, 2026	December 31, 2025
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	$50,000	$50,000
2028 Senior Unsecured Public Notes	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes	5.35%	5.60%	June 2035	400,000	400,000
2036 Senior Unsecured Public Notes	5.36%	5.65%	October 2036	400,000	—
Total Principal				$3,010,000	$2,610,000
Unamortized debt issuance costs and original issue discounts, net				(32,398)	(25,392)
Total				$2,977,602	$2,584,608
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
In September 2026, the Operating Partnership completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.65% Notes due 2036 (the "2036 Senior Unsecured Public Notes"). The public offering was priced at 98.497% of the principal amount, resulting in proceeds of $394.0 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $300.0 million of forward-starting interest rate swap agreements that hedged the 2036 Senior Unsecured Public Notes, receiving $19.4 million, net upon termination.
Senior Unsecured Revolving Credit Facility and Commercial Paper Program
The following table presents the balances outstanding under the senior unsecured revolving credit facility and commercial paper program as of the dates presented (in thousands):

	Interest Rate	Maturity	September 30, 2026	December 31, 2025
Senior Unsecured Revolving Credit Facility(1)	4.63%	August 2028	$—	$—
Commercial Paper Notes(2)	—%	N/A	—	320,500
Total Principal			$—	$320,500
(1)At September 30, 2026, the Revolving Credit Facility would have incurred interest of 4.63%, which is comprised of SOFR of 3.90% and the pricing grid spread of 72.5 basis points.
(2)The Commercial Paper Notes had no outstanding balance as of September 30, 2026.
Senior Unsecured Revolving Credit Facility
On August 8, 2024, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement which provides a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”).
On November 17, 2025, the Company entered into the First Amendment to the Fourth Amended and Restated Revolving Credit Agreement (the “First Amendment to the Revolving Credit Facility”) with PNC Bank, as administrative agent, and a syndicate of lenders named therein, and with certain indirect subsidiaries of the Borrower as guarantors. The First Amendment to the Revolving Credit Facility amends the Revolving Credit Facility by and among the Company, the Borrower, PNC Bank, as administrative agent, and a syndicate of lenders named therein. The First Amendment to the Revolving Credit Facility includes certain technical and administrative amendments, including an amendment to the interest rate for borrowings under the Revolving Credit Facility by reducing the SOFR adjustment to zero basis points. As a result, the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. At September 30, 2026, borrowings under the Revolving Credit Facility, as amended, would have incurred interest at a rate of SOFR plus a pricing grid spread of 72.5 basis points.
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
Debt Maturities
The following table presents scheduled principal payments related to the Company’s debt as of September 30, 2026 (in thousands):

Total
Remainder of 2026	$—
2027	50,000
2028(1)	410,000
2029	492,250
2030	475,000
Thereafter	2,325,000
Total scheduled principal payments	$3,752,250
(1)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029 and had no outstanding balance as of September 30, 2026.
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum total leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2026, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of September 30, 2026.

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
Common Stock Offering
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. During the nine months ended September 30, 2026, the Company settled all of these forward sale agreements. The offering resulted in total net proceeds to the Company of $383.6 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of September 30, 2026, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
Previously, the Company was not able to redeem the Series A Preferred Shares, except in limited circumstances to preserve its status as a real estate investment trust for federal income tax purposes or upon the occurrence of a change of control of the Company. Beginning in September 2026, the Company, at its option, may redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per Depositary Share, plus any accrued and unpaid dividends. Upon the occurrence of a change in control of the Company, if the Company does not otherwise redeem the Series A Preferred Shares, the holders have a right to convert their shares into common stock of the Company at the $25.00 per share liquidation value, plus any accrued and unpaid dividends. This conversion value is limited by a share cap if the Company’s stock price falls below a certain threshold.

ATM Programs
The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.
The following table summarizes the ATM programs that were in place during 2026 and 2025 (dollars in millions):

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of September 30, 2026		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024	(1)	$1,250.0	13,582,160		4,819,434	8,762,726	(2)	$1,012.6
April 2026		$1,750.0	—	(3)	—	—		$—
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)The Company is required to settle the outstanding forward shares of common stock under the program by dates between September 2027 and April 2028.
(3)The Company has not sold any shares of common stock subject to forward sales agreements under the April 2026 Program as of September 30, 2026.
Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock sold under the ATM programs	—	—	9,137,915	2,770,222
Shares of common stock settled under the ATM programs	2,047,117	3,468,967	4,819,434	6,798,857
Net proceeds received	$153.6	$252.0	$355.5	$476.6

Note 7 – Dividends and Distributions Payable
During the three months ended September 30, 2026 and 2025, the Company declared monthly dividends of $0.267 and $0.256, respectively, per common share. Holders of Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2026 and 2025, while the September dividends and distributions were recorded as liabilities on the condensed consolidated balance sheets at September 30, 2026 and 2025. The September 2026 and 2025 dividends per common share and distributions per Operating Partnership Common Units were paid on October 14, 2026 and October 14, 2025, respectively.
During the three months ended September 30, 2026 and 2025, the Company declared monthly dividends on the Series A Preferred Shares have been and will be in the amount of $0.08854 per Depositary Share. The dividends payable for July and August were paid during the three months ended September 30, 2026 and 2025, while the September dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at September 30, 2026 and 2025. The September 2026 and 2025 dividends per Depositary Share were paid on October 1, 2026 and October 1, 2025, respectively.

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
Hedging Activity
In June 2023, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate SOFR interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57% until January 2029. The swaps are designated to hedge the variable rate interest payments of the 2029 Unsecured Term Loan indexed to SOFR. As of September 30, 2026, these interest rate swaps were valued as an asset of approximately $8.1 million.
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
During 2025, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22% until May 2031. The swaps are designated to hedge the variable rate interest payments of the 2031 Unsecured Term Loan indexed to SOFR. As of September 30, 2026, these interest rate swaps were valued as an asset of approximately $21.5 million.
During 2025 and 2026, the Company entered into forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge against variability in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of long-term debt. The Company terminated the $300.0 million forward-starting interest rate swap agreements upon completion of the underwritten public offering of the 2036 Senior Unsecured Public Notes, receiving $19.4 million upon termination. This settlement was included as a component of accumulated OCI, to be recognized as an adjustment to income over the term of the debt.
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
Accumulated OCI relates to (i) the change in fair value of interest rate derivatives and (ii) realized gains or losses on settled derivative instruments. Amounts are reclassified out of accumulated OCI as an adjustment to interest expense for (i) realized gains or losses related to effective interest rate swaps and (ii) realized gains or losses on settled derivative instruments, amortized over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $13.2 million will be reclassified as a decrease to interest expense.
The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of the dates presented (dollars in thousands):

	Number of Instruments(1)		Notional Amount(1)
	September 30,	December 31,	September 30,	December 31,
Interest Rate Derivatives	2026	2025	2026	2025
Interest rate swaps	7	13	$700,000	$900,000
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

The tables below present the estimated fair value of the Company’s derivative financial instruments, as well as their classification in the condensed consolidated balance sheets as of the dates presented (in thousands):

	Asset Derivatives
	September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Other assets, net	$29,567	$5,972

	Liability Derivatives
	September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Accounts payable, accrued expenses, and other liabilities	$—	$2,814

The tables below present the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income for the periods presented (in thousands):

	Amount of Income/(Loss) Recognized in OCI on Derivative		Location of Accumulated OCI Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI as a (Reduction)/Increase in Interest Expense
Three Months Ended September 30,	2026	2025		2026	2025
Interest rate swaps	$29,707	$1,408	Interest expense	$(1,575)	$(1,772)

	Amount of Income/(Loss) Recognized in OCI on Derivative		Location of Accumulated OCI Reclassified from Accumulated OCI into Income	Amount Reclassified from Accumulated OCI as a (Reduction)/Increase in Interest Expense
Nine Months Ended September 30,	2026	2025		2026	2025
Interest rate swaps	$46,639	$(3,849)	Interest expense	$(4,117)	$(4,728)
The Company does not use derivative instruments for trading or other speculative purposes and did not have any other derivative instruments or hedging activities as of September 30, 2026.

Credit-Risk-Related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
The fair value of derivative contracts, which includes interest but excludes any adjustments for nonperformance risk, was in an asset position of $29.9 million and a net asset position of $3.3 million as of September 30, 2026, and December 31, 2025, respectively.
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
The tables below present a gross presentation of the effects of offsetting and a net presentation of the Company’s derivatives as of the dates presented (in thousands):
Offsetting of Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Derivatives as of				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026	$29,567	$—	$29,567	$—	$—	$29,567
December 31, 2025	$5,972	$—	$5,972	$(757)	$—	$5,215

Offsetting of Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
Derivatives as of				Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026	$—	$—	$—	$—	$—	$—
December 31, 2025	$2,814	$—	$2,814	$(757)	$—	$2,057

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026, and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
	Level 2	Level 2
Derivative assets - interest rate swaps	$29,567	$5,972
Derivative liabilities - interest rate swaps	$—	$2,814

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

The fair values of the Revolving Credit Facility, 2029 Unsecured Term Loan and 2031 Unsecured Term Loan are estimated to be equal to the carrying value as they are variable rate debt.
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
The table below presents the carrying value, fair value and fair value level of the Company’s debt as of the dates presented (in thousands):

	September 30, 2026			December 31, 2025
	Carrying	Fair Value		Carrying	Fair Value
	Value	Level 2	Level 3	Value	Level 2	Level 3
Mortgage Notes Payable	$41,183	$—	$39,293	$41,546	$—	$40,859
Unsecured Term Loans	$696,523	$696,523	$—	$348,074	$348,074	$—
Senior Unsecured Notes	$2,977,602	$2,816,891	$—	$2,584,608	$2,548,907	$—
Unsecured Revolving Credit Facility	$—	$—	$—	$—	$—	$—
Commercial Paper Notes	$—	$—	$—	$320,500	$320,500	$—
Note 10 – Equity Incentive Plan
In May 2024, the Company’s stockholders approved the Agree Realty Corporation 2024 Omnibus Incentive Plan (the “2024 Plan”), which replaced the Agree Realty Corporation 2020 Omnibus Incentive Plan. The 2024 Plan provides for the award to employees, directors and consultants of the Company of options, restricted stock, restricted stock units, stock appreciation rights, performance awards (which may take the form of performance units or performance shares) and other awards to acquire up to an aggregate of 2,000,000 shares of the Company’s common stock. As of September 30, 2026, 1,439,287 shares of common stock were available for issuance under the 2024 Plan.
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
The Company estimates the fair value of restricted share grants at the date of grant and amortizes those amounts into expense on a straight-line basis over the appropriate vesting period. The Company recognized expense related to restricted share grants of $1.7 million and $1.6 million during the three months ended September 30, 2026 and 2025, respectively, and $5.2 million and $4.9 million during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $9.4 million of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.9 years.
Restricted share activity is summarized as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2025	193	$66.65
Restricted stock granted	92	$79.19
Restricted stock vested	(100)	$66.55
Restricted stock forfeited	(3)	$73.95
Unvested restricted stock at September 30, 2026	182	$72.94
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

The Company recognized expense related to performance units for which the three-year performance period has not yet been completed of $1.6 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $4.6 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $10.2 million of total unrecognized compensation costs related to performance units for which the three-year performance period has not yet been completed, which is expected to be recognized over a weighted average period of 2 years.

For those performance units for which the three-year performance period was completed, however the shares have not yet vested, the Company recognized expense of less than $0.1 million for the three months ended September 30, 2026 and 2025, and $0.2 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $0.1 million of total unrecognized compensation costs related to performance units for which the three-year performance period has been completed, however the shares have not yet vested, which is expected to be recognized over a weighted average period of 0.4 years.
Performance units activity is summarized as follows (shares in thousands):

	Target Number of Awards	Weighted Average Grant Date Fair Value
Performance units and shares - three-year performance period to be completed at December 31, 2025	213	$72.42
Performance units granted	91	$85.44
Performance units - three-year performance period completed	(47)	$80.34
Performance units and shares - three-year performance period to be completed at September 30, 2026	257	$75.57

	Shares Outstanding	Weighted Average Grant Date Fair Value
Performance shares - three-year performance period completed but not yet vested at December 31, 2025	42	$67.64
Shares earned at completion of three-year performance period(1)	62	$80.34
Shares vested	(87)	$76.56
Performance shares - three-year performance period completed but not yet vested at September 30, 2026	17	$68.59
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
During the nine months ended September 30, 2026, 21,688 restricted equity awards were granted to non-employee directors at a weighted average grant date fair value of $75.28 per share. During the year ended December 31, 2025, 18,467 restricted shares were granted to non-employee directors at a weighted average grant date fair value of $72.83 per share.
The Company recognized expense relating to restricted share grants to the board members of $0.3 million for the three months ended September 30, 2026 and 2025, and $1.0 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $0.9 million of total unrecognized compensation costs related to the board members’ outstanding restricted shares, which is expected to be recognized over the remainder of their annual service.

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
Note 12 – Subsequent Events
In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2026, through the date on which these financial statements were issued to determine whether any of these events required adjustments to or disclosure in the financial statements.
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

Overview
The Company is a fully integrated REIT primarily focused on the ownership, acquisition, development and management of retail properties net leased to industry leading tenants. The Company was founded in 1971 by its current Executive Chairman, Richard Agree, and its common stock was listed on the New York Stock Exchange (“NYSE”) in 1994. The Company’s assets are held by, and all of its operations are conducted through, directly or indirectly, the Operating Partnership, of which the Company is the sole general partner and in which it held a 99.7% common interest as of September 30, 2026. Refer to Note 1 - Organization in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further information on the ownership structure. Under the agreement of limited partnership of the Operating Partnership, the Company, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.

As of September 30, 2026, the Company’s portfolio consisted of 2,888 properties located in all 50 states and the District of Columbia, comprised of approximately 61.1 million square feet of gross leasable area (“GLA”). The portfolio was approximately 99.8% leased and had a weighted average remaining lease term of approximately 7.8 years. A significant majority of the Company’s properties are leased to national tenants and approximately 65.1% of our annualized base rent was derived from tenants, or parent entities thereof, with an investment grade credit rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners. Substantially all of our tenants are subject to net lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

The Company elected to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 1994. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for federal income tax purposes and we intend to continue operating in such a manner.
Results of Operations
Overall
The Company’s real estate investment portfolio grew from approximately $8.30 billion in net investment amount representing 2,603 properties with 53.7 million square feet of GLA as of September 30, 2025, to approximately $9.52 billion in net investment amount representing 2,888 properties with 61.1 million square feet of GLA at September 30, 2026. The Company’s real estate investments were made throughout and between the periods presented and were not all outstanding for the entire period; accordingly, a portion of the increase in rental income between periods is related to recognizing revenue in 2026 on acquisitions, development and Developer Funding Platform (“DFP”) projects that were completed during 2025. Similarly, the full rental income impact of acquisitions made during 2026 will not be realized until 2027.

Acquisitions
The following table summarizes the acquisitions completed by the Company during the periods presented (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Number of properties acquired	68	235
Location (by state)(1)	27	41
Tenant retail sectors	17	27
Weighted-average lease term (years)	14.5	12.1
Underwritten weighted-average capitalization rate(2)	7.3%	7.1%
Total purchase price, including acquisition and closing costs	$309,140	$1,166,739
(1)Excludes the District of Columbia, where the Company acquired its first property during the second quarter of 2026.
(2)Weighted-average capitalization rate for acquisitions is the sum of contractual fixed annual rents computed on a straight-line basis over the primary lease terms and anticipated annual net tenant recoveries, divided by the aggregate purchase price for occupied properties.
Development and Developer Funding Platform
The following table summarizes the Company’s development and DFP activity during the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Number of projects commenced	6	13
Number of ongoing projects	8	8
Number of projects delivered	7	12
Dispositions
The following table summarizes the Company’s disposition activity during the periods presented (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Number of properties sold	11	32
Net proceeds	$25,810	$64,733
Gain on sale of assets, net	$5,416	$9,127
Comparison of three months ended September 30, 2026 to the three months ended September 30, 2025 (dollars in thousands)

	Three Months Ended September 30,		Variance
	2026	2025	(in dollars)	(percentage)
Rental Income	$213,806	$183,191	$30,615	17%
Real Estate Taxes	$15,779	$13,173	$2,606	20%
Property Operating Expenses	$9,924	$8,243	$1,681	20%
Depreciation and Amortization	$71,913	$61,179	$10,734	18%

The variances in rental income, real estate taxes, property operating expenses and depreciation and amortization shown above were due to the acquisition and the ownership of an increased number of properties during the three months ended

September 30, 2026, compared to the three months ended September 30, 2025, as further described under Results of Operations - Overall above.
General and administrative expenses increased $1.5 million, or 14%, to $12.4 million for the three months ended September 30, 2026, compared to $10.9 million for the three months ended September 30, 2025. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted beginning in 2023. General and administrative expenses as a percentage of total revenue decreased to 5.8% for the three months ended September 30, 2026, compared to 5.9% for the three months ended September 30, 2025.
Interest expense, net increased $5.8 million, or 16%, to $41.0 million for the three months ended September 30, 2026, compared to $35.2 million for the three months ended September 30, 2025. The increase in interest expense, net was primarily a result of higher levels of borrowings during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $3.6 million related to the $350.0 million 2031 Unsecured Term Loan that closed in November 2025 and $0.5 million related to the $400.0 million 2036 Senior Unsecured Public Notes that were issued in September 2026. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $1.9 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
The Company did not recognize any provision for impairment during the three months ended September 30, 2026, while $3.0 million was recognized during the three months ended September 30, 2025. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.
A net gain on the sale of assets of $5.4 million was recognized on the disposition of eleven assets during the three months ended September 30, 2026 as compared to a net gain on the sale of assets of $0.9 million on the disposition of eight assets during the three months ended September 30, 2025. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales are not necessarily comparable period-to-period.
A net gain on involuntary conversion of $0.9 million was recognized during the three months ended September 30, 2026, primarily related to insurance proceeds received in excess of the carrying value of one property damaged by a tornado. Gains and losses on involuntary conversions vary based on the activity and carrying value of the related assets and are not necessarily comparable period-to-period.
Net income increased $16.2 million, or 31%, to $68.5 million for the three months ended September 30, 2026, compared to $52.3 million for the three months ended September 30, 2025. The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $16.2 million, or 32%, to $66.5 million for the three months ended September 30, 2026, compared to $50.3 million for the three months ended September 30, 2025.
Comparison of nine months ended September 30, 2026 to the nine months ended September 30, 2025 (dollars in thousands)

	Nine Months Ended September 30,		Variance
	2026	2025	(in dollars)	(percentage)
Rental Income	$619,463	$527,701	$91,762	17%
Real Estate Taxes	$45,749	$37,519	$8,230	22%
Property Operating Expenses	$29,066	$25,040	$4,026	16%
Depreciation and Amortization	$207,706	$175,872	$31,834	18%

The variances in rental income, real estate taxes, property operating expenses and depreciation and amortization shown above were due to the acquisition and the ownership of an increased number of properties during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as further described under Results of Operations - Overall above.
General and administrative expenses increased $2.8 million, or 9%, to $35.8 million for the nine months ended September 30, 2026, compared to $33.0 million for the nine months ended September 30, 2025. The increase was primarily the result of growth in compensation costs due to inflationary increases and higher stock-based compensation expense as a result of changing the vesting period for awards granted beginning in 2023. General and administrative expenses as a percentage of total revenue decreased to 5.8% for the nine months ended September 30, 2026, compared to 6.2% for the nine months ended September 30, 2025.
Interest expense, net increased $18.9 million, or 19%, to $117.2 million for the nine months ended September 30, 2026, compared to $98.3 million for the nine months ended September 30, 2025. The increase in interest expense, net was primarily a result of higher levels of borrowings during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, in order to finance the acquisition and development of additional properties. Interest expense, net increased approximately $8.3 million related to the $400.0 million 2035 Senior Unsecured Public Notes that were issued in May 2025 and $400.0 million 2036 Senior Unsecured Public Notes issued in September 2026, and approximately $6.1 million related to the $350.0 million 2031 Unsecured Term Loan that closed in November 2025, partially offset by a decrease in interest due to the repayment of the $50.0 million 2025 Senior Unsecured Notes in May 2025. In addition, interest expense on the Revolving Credit Facility and Commercial Paper Notes increased approximately $5.0 million due to higher levels of borrowings, partially offset by lower average borrowing rates, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
The Company recognized a $7.3 million provision for impairment during the nine months ended September 30, 2026, while $10.3 million was recognized during the nine months ended September 30, 2025. Provisions for impairment are recorded when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through operations plus estimated disposition proceeds and are not necessarily comparable period-to-period.
A net gain on the sale of assets of $9.1 million was recognized on the disposition of 32 assets during the nine months ended September 30, 2026 as compared to a net gain on the sale of assets of $3.2 million on the disposition of 13 assets during the nine months ended September 30, 2025. Gains and losses on sale of assets are dependent on levels of disposition activity and the carrying value of the assets relative to their sales prices. As a result, such gains on sales are not necessarily comparable period-to-period.
A net gain on involuntary conversion of $1.9 million was recognized during the nine months ended September 30, 2026, primarily related to insurance proceeds received in excess of the carrying value of one property damaged by a tornado. Gains and losses on involuntary conversions vary based on the activity and carrying value of the related assets and are not necessarily comparable period-to-period.
Net income increased $36.8 million, or 25%, to $185.6 million for the nine months ended September 30, 2026, compared to $148.8 million for the nine months ended September 30, 2025. The change was the result of the growth in the portfolio offset by the items discussed above. After allocation of income to non-controlling interest and preferred stockholders, net income attributable to common stockholders increased $36.8 million, or 26%, to $179.5 million for the nine months ended September 30, 2026, compared to $142.7 million for the nine months ended September 30, 2025.
Liquidity and Capital Resources
The Company’s principal demands for funds include payment of operating expenses, payment of principal and interest on its outstanding indebtedness, dividends and distributions to its stockholders and holders of the units of the Operating Partnership (the “Operating Partnership Common Units”), and future property acquisitions and development.

In September 2026, the Operating Partnership completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.65% Notes due 2036 (the "2036 Senior Unsecured Public Notes"). The public offering was priced at 98.497% of the principal amount, resulting in proceeds of $394.0 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $300.0 million of forward-starting interest rate swap agreements that hedged the 2036 Senior Unsecured Public Notes, receiving $19.4 million, net upon termination.
The Company expects to meet its short-term liquidity requirements through cash and cash equivalents held as of September 30, 2026, cash provided from operations, settlement of outstanding forward equity and borrowings under its Revolving Credit Facility or Commercial Paper Program. As of September 30, 2026, the Company had $2.00 billion of liquidity, which consists of cash and cash equivalents, including cash held in escrow, of $91.5 million, unsettled forward equity of $657.1 million and $1,250.0 million of availability under our Revolving Credit Facility subject to compliance with covenants.
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
Capitalization
As of September 30, 2026, the Company’s total enterprise value was approximately $12.55 billion. Total enterprise value consisted of $8.72 billion of common equity (based on the September 30, 2026 closing price of the Company’s common stock on the NYSE of $66.81 per share and assuming the conversion of Operating Partnership Common Units), $175.0 million of preferred equity (stated at liquidation value) and $3.75 billion of total debt principal including (i)  $3.01 billion of senior unsecured notes; (ii) $700.0 million under its unsecured term loans; (iii) $42.3 million of mortgage notes payable; less $91.5 million cash, cash equivalents and cash held in escrow. The Company’s net debt principal to total enterprise value was 29.2% as of September 30, 2026.
At September 30, 2026, the non-controlling interest in the Operating Partnership consisted of a 0.3% common ownership interest in the Operating Partnership. The Operating Partnership Common Units may, under certain circumstances, be exchanged for shares of Company common stock on a one-for-one basis. The Company, as sole general partner of the Operating Partnership, has the option to settle exchanged Operating Partnership Common Units held by others for cash based on the current trading price of our shares. Assuming the exchange of all Operating Partnership Common Units, there would have been 130,448,650 shares of common stock outstanding as of September 30, 2026.

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
Common Stock Offering
In April 2025, the Company completed a follow-on public offering of 5,175,000 shares of common stock, including the full exercise of the underwriters’ option to purchase an additional 675,000 shares in connection with the forward sale agreements. During the nine months ended September 30, 2026, the Company settled all of these forward sale agreements. The offering resulted in total net proceeds to the Company of $383.6 million after deducting fees and expenses and making certain adjustments as provided in the forward sale agreements.
Preferred Stock Offering
As of September 30, 2026, the Company had 7,000,000 depositary shares (the “Depositary Shares”) outstanding, each representing 1/1,000th of a share of Series A Preferred Stock.
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
Previously, the Company was not able to redeem the Series A Preferred Shares, except in limited circumstances to preserve its status as a real estate investment trust for federal income tax purposes or upon the occurrence of a change of control of the Company. Beginning in September 2026, the Company, at its option, may redeem the Series A Preferred Shares, in whole or from time to time in part, by paying $25.00 per Depositary Share, plus any accrued and unpaid dividends. Upon the occurrence of a change in control of the Company, if the Company does not otherwise redeem the Series A Preferred Shares, the holders have a right to convert their shares into common stock of the Company at the $25.00 per share liquidation value, plus any accrued and unpaid dividends. This conversion value is limited by a share cap if the Company’s stock price falls below a certain threshold.

ATM Programs

The Company enters into at-the-market (“ATM”) programs through which the Company, from time to time, sells shares of common stock and/or enters into forward sale agreements.
The following table summarizes the ATM programs that were in place during 2026 and 2025 (dollars in millions):

Program		Program Size ($ million)	Total Forward Shares Sold		Total Forward Shares Settled	Total Forward Shares Outstanding as of September 30, 2026		Total Net Proceeds Anticipated or Received from Forward Shares Sold ($ million)
February 2024	(1)	$1,000.0	10,409,017		10,409,017	—		$705.3
October 2024	(1)	$1,250.0	13,582,160		4,819,434	8,762,726	(2)	$1,012.6
April 2026		$1,750.0	—	(3)	—	—		$—
(1)Applicable ATM program terminated and no future forward sales will occur under the program.
(2)The Company is required to settle the outstanding forward shares of common stock under the program by dates between September 2027 and April 2028.
(3)The Company has not sold any shares of common stock subject to forward sales agreements under the April 2026 Program as of September 30, 2026.
Upon settlement of the relevant forward sale agreement, subject to certain exceptions, we may elect, in our sole discretion, to physically settle in common shares, cash settle, or net share settle all or any portion of our obligations under any forward sale agreement.
The following table summarizes the ATM activity completed during the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock sold under the ATM programs	—	—	9,137,915	2,770,222
Shares of common stock settled under the ATM programs	2,047,117	3,468,967	4,819,434	6,798,857
Net proceeds received	$153.6	$252.0	$355.5	$476.6

Debt
The table below summarizes the Company’s outstanding debt as of the dates presented (dollars in thousands):

	All-in	Coupon		Principal Amount Outstanding
	Interest Rate	Rate	Maturity	September 30, 2026	December 31, 2025
Senior Unsecured Revolving Credit Facility and Commercial Paper Notes
Revolving Credit Facility(1)	4.63%		August 2028	$—	$—
Commercial Paper Notes(2)	—%		N/A	—	320,500
Total Revolving Credit Facility and Commercial Paper Notes	—%			$—	$320,500

Unsecured Term Loans
2029 Unsecured Term Loan(3)	4.37%		January 2029	$350,000	$350,000
2031 Unsecured Term Loan(4)	4.02%		May 2031	350,000	—
Total Unsecured Term Loans	4.20%			$700,000	$350,000

Senior Unsecured Notes(5)
2027 Senior Unsecured Notes	4.26%	4.26%	May 2027	$50,000	$50,000
2028 Senior Unsecured Public Notes(6)	2.11%	2.00%	June 2028	350,000	350,000
2028 Senior Unsecured Notes	4.42%	4.42%	July 2028	60,000	60,000
2029 Senior Unsecured Notes	4.19%	4.19%	September 2029	100,000	100,000
2030 Senior Unsecured Notes	4.32%	4.32%	September 2030	125,000	125,000
2030 Senior Unsecured Public Notes(6)	3.49%	2.90%	October 2030	350,000	350,000
2031 Senior Unsecured Notes	4.42%	4.47%	October 2031	125,000	125,000
2032 Senior Unsecured Public Notes(6)	3.96%	4.80%	October 2032	300,000	300,000
2033 Senior Unsecured Public Notes(6)	2.13%	2.60%	June 2033	300,000	300,000
2034 Senior Unsecured Public Notes(6)	5.65%	5.63%	June 2034	450,000	450,000
2035 Senior Unsecured Public Notes(6)	5.35%	5.60%	June 2035	400,000	400,000
2036 Senior Unsecured Public Notes(6)	5.36%	5.65%	October 2036	400,000	—
Total Senior Unsecured Notes	4.19%			$3,010,000	$2,610,000

Mortgage Notes Payable
Portfolio Credit Tenant Lease(7)	6.27%		July 2026	$—	$628
Four Asset Mortgage Loan	3.63%		December 2029	42,250	42,250
Total Mortgage Notes Payable	3.63%			$42,250	$42,878

Total Floating Rate Debt(8)	—%			$—	$320,500

Total Fixed Rate Debt(8)	4.18%			$3,752,250	$3,002,878

Total Principal Amount Outstanding	4.18%			$3,752,250	$3,323,378
(1)At September 30, 2026, the Revolving Credit Facility would have incurred interest of 4.63%, which is comprised of SOFR of 3.90% and the pricing grid spread of 72.5 basis points.
(2)The Commercial Paper Notes had no outstanding balance as of September 30, 2026.
(3)At September 30, 2026, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(4)At September 30, 2026, the interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%.
(5)All-in interest rate for Senior Unsecured Notes reflects the straight-line amortization of the terminated swap agreements and original issuance discounts, as applicable.
(6)The principal amounts outstanding are presented excluding their original issue discounts.
(7)The mortgage note payable was paid in full at maturity on July 15, 2026.
(8)Floating rate debt includes the revolving credit facility and commercial paper notes. All other debt is included within fixed rate debt, including the 2029 and 2031 Unsecured Term Loans as the variable portion of the interest rate has been fixed through the use of interest rate swaps.

Senior Unsecured Revolving Credit Facility
The Company’s Fourth Amended and Restated Revolving Credit Agreement provides for a $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”). Pursuant to the First Amendment to the Fourth Amended and Restated Credit Agreement, the Revolving Credit Facility's interest rate is based on a pricing grid with a range of 72.5 to 140 basis points over SOFR, determined by the Company's credit ratings and leverage ratio. The margins for the Revolving Credit Facility are subject to adjustment based on changes in the Company's leverage ratio and credit ratings.
As of September 30, 2026, the Revolving Credit Facility had no outstanding balance and bore interest of 4.63%, which is comprised of SOFR of 3.90% plus a pricing grid spread of 72.5 basis points.
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
In September 2026, the Operating Partnership completed an underwritten public offering of $400.0 million in aggregate principal amount of its 5.65% Notes due 2036 (the "2036 Senior Unsecured Public Notes"). The public offering was priced at 98.497% of the principal amount, resulting in proceeds of $394.0 million before deducting debt issuance costs. In connection with the underwritten public offering, the Company terminated $300.0 million of forward-starting interest rate swap agreements that hedged the 2036 Senior Unsecured Public Notes, receiving $19.4 million, net upon termination.
Mortgage Notes Payable
As of September 30, 2026, the Company had total gross mortgage indebtedness of $42.3 million, which was collateralized by related real estate and tenants’ leases with an aggregate net book value of $64.2 million. The weighted average interest rate on the Company’s mortgage notes payable was 3.63% as of September 30, 2026.
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
Loan Covenants
Certain loan agreements contain various restrictive covenants, including the following financial covenants: maximum leverage ratio, maximum secured leverage ratios, consolidated net worth requirements, a minimum fixed charge coverage ratio, a maximum unencumbered leverage ratio, a minimum unsecured interest expense ratio, a minimum interest coverage ratio, a minimum unsecured debt yield and a minimum unencumbered interest expense ratio. As of September 30, 2026, the most restrictive covenant was the minimum unencumbered interest expense ratio. The Company was in compliance with all of its material loan covenants and obligations as of September 30, 2026.
Cash Flows
Operating - Most of the Company’s cash from operations is generated by rental income from its investment portfolio. Net cash provided by operating activities for the nine months ended September 30, 2026, increased by $67.9 million over the same period in 2025, primarily due to the increase in the size of the Company’s real estate investment portfolio and an increase in proceeds from the settlement of interest rate swaps.
Investing - Net cash used in investing activities was $75.0 million greater during the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to:
•$91.1 million increase in cash used for property acquisitions as a result of the overall increase in the level of acquisition activity;
•$29.0 million increase in cash used for development of real estate investments and other assets due to changes in the scope of development and DFP projects in progress as well as the timing of payments for these projects and other capital additions; and
•$41.9 million increase in proceeds from asset sales due to increased disposition volume during the nine months ended September 30, 2026, compared to the same period in 2025. Proceeds from asset sales are dependent on levels of disposition activity and the specific assets sold and are not necessarily comparable period-to-period.

Financing - Net cash provided by financing activities increased by $67.5 million during the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to:
•$350.0 million increase in proceeds from the draws under the 2031 Unsecured Term Loan;
•$262.4 million increase in net proceeds from the issuance of common stock;
•$50.0 million decrease in repayments of senior unsecured notes, as there were no repayments during the nine months ended September 30, 2026, compared to $50.0 million of repayments during the same period in 2025;
•$551.5 million decrease in net borrowings on the Revolving Credit Facility and Commercial Paper Program. Net repayments on the Revolving Credit Facility and Commercial Paper Program were $320.5 million during the nine months ended September 30, 2026, while $231.0 million of net borrowings were completed over the same period in 2025; and
•$39.0 million increase in total dividends and distributions paid. The Company’s annualized common stock dividend declared during the nine months ended September 30, 2026 of $3.204 per common share represents a 4.3% increase over the annualized dividend amount of $3.072 per common share declared in the same period in 2025.
Material Cash Requirements
In conducting our business, the Company enters into contractual obligations, including those for debt and operating leases for land.
Details on these obligations as of September 30, 2026, including expected settlement periods, are presented below (in thousands):

	2026 (remaining)	2027	2028	2029	2030	Thereafter	Total
Mortgage Notes Payable	$—	$—	$—	$42,250	$—	$—	$42,250
Revolving Credit Facility and Commercial Paper Notes(1)	—	—	—	—	—	—	—
Unsecured Term Loans	—	—	—	350,000	—	350,000	700,000
Senior Unsecured Notes	—	50,000	410,000	100,000	475,000	1,975,000	3,010,000
Land Lease Obligations	555	2,270	2,247	2,238	2,006	36,348	45,664
Estimated Interest Payments on Outstanding Debt(2)	39,570	157,012	151,218	132,789	123,244	372,390	976,223
Total	$40,125	$209,282	$563,465	$627,277	$600,250	$2,733,738	$4,774,137

(1)The Revolving Credit Facility matures in August 2028, with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029. The Revolving Credit Facility and Commercial Paper Notes had no outstanding balance as of September 30, 2026.
(2)Estimated interest payments calculated for (i) variable rate debt based on the rate in effect at period-end and (ii) fixed rate debt based on the coupon interest rate.
In addition to items reflected in the table above, the Company has preferred stock with cumulative cash dividends, as described under Equity – Preferred Stock Offering above.
During the nine months ended September 30, 2026, the Company had 26 development or DFP projects completed or under construction, with anticipated total costs of approximately $256.7 million. These construction commitments will be funded using cash provided from operations, current capital resources on hand, or other sources of funding available to the Company.

The Company’s recurring obligations under its tenant leases for maintenance, taxes, and/or insurance will also be funded through the sources available to the Company described earlier.
Dividends
During the quarter ended September 30, 2026, the Company declared monthly dividends of $0.267 per common share. Holders of the Operating Partnership Common Units are entitled to an equal distribution per Operating Partnership Common Unit held. The dividends and distributions payable for July and August were paid during the three months ended September 30, 2026, while September dividends and distributions were recorded as a liability on the condensed consolidated balance sheets at September 30, 2026 and were paid on October 14, 2026.
During the quarter ended September 30, 2026, the Company declared monthly dividends on the Series A Preferred Shares in the amount of $0.08854 per Depositary Share. The dividends payable for July and August were paid during the quarter. The September dividends were recorded as a liability on the condensed consolidated balance sheets at September 30, 2026, and were paid on October 1, 2026.
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

Reconciliations
The following table provides a reconciliation of net income to FFO, Core FFO and AFFO for the periods presented (dollars in thousands, except for per common share and partnership unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reconciliation from Net Income to Funds from Operations
Net income	$68,543	$52,279	$185,585	$148,780
Less Series A preferred stock dividends	1,859	1,859	5,578	5,578
Net income attributable to Operating Partnership common unitholders	$66,684	$50,420	$180,007	$143,202
Depreciation of rental real estate assets	48,024	40,867	138,558	116,728
Amortization of lease intangibles - in-place leases and leasing costs	23,125	19,715	67,022	57,458
Provision for impairment	—	2,980	7,300	10,272
Gain on sale or involuntary conversion of assets, net	(6,302)	(1,056)	(11,052)	(3,339)
Funds from Operations - Operating Partnership common unitholders	$131,531	$112,926	$381,835	$324,321

Amortization of above (below) market lease intangibles, net and assumed mortgage debt discount, net	$11,887	$9,428	$33,966	$26,679
Core Funds from Operations - Operating Partnership common unitholders	$143,418	$122,354	$415,801	$351,000

Straight-line accrued rent	$(5,701)	$(4,976)	$(15,226)	$(12,774)
Stock-based compensation expense	3,650	3,306	10,959	9,694
Amortization of financing costs and original issue discounts	2,116	1,836	6,175	5,150
Non-real estate depreciation	764	597	2,126	1,686
Adjusted Funds from Operations - Operating Partnership common unitholders	$144,247	$123,117	$419,835	$354,756

Funds from Operations per common share and partnership unit - diluted	$1.05	$1.01	$3.12	$2.94
Core Funds from Operations per common share and partnership unit - diluted	$1.15	$1.09	$3.40	$3.18
Adjusted Funds from Operations per common share and partnership unit - diluted	$1.15	$1.10	$3.43	$3.22

Weighted average shares and Operating Partnership common units outstanding
Basic	124,710,724	111,624,935	121,771,232	109,731,354
Diluted	124,950,580	111,859,234	122,227,271	110,222,955

Additional supplemental disclosure
Scheduled principal repayments	$91	$258	$629	$763
Capitalized interest	$777	$558	$1,925	$1,497
Capitalized building improvements	$7,514	$2,502	$12,965	$5,864

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

	2026 (remaining)	2027	2028	2029		2030	Thereafter		Total
Mortgage Notes Payable	$—	$—	$—	$42,250		$—	$—		$42,250
Interest Rate				3.63%

Revolving Credit Facility(1) and Commercial Paper Notes(2)	$—	$—	$—	$—		$—	$—		$—
Interest Rate

Unsecured Term Loans	$—	$—	$—	$350,000		$—	$350,000		$700,000
Interest Rate				4.37%	(3)		4.02%	(4)

Senior Unsecured Notes	$—	$50,000	$410,000	$100,000		$475,000	$1,975,000		$3,010,000
Interest Rate		4.26%	2.45%	4.19%		3.71%	4.66%
(1)The Revolving Credit Facility had no outstanding balance as of September 30, 2026. The Revolving Credit Facility matures in August 2028 with options to extend the maturity date by six months up to two times, for a maximum maturity of August 2029.
(2)The Commercial Paper Notes had no outstanding balance as of September 30, 2026.
(3)At September 30, 2026, the interest rate of the 2029 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.57%.
(4)At September 30, 2026, the interest rate of the 2031 Unsecured Term Loan reflects the credit spread of 80 basis points and the impact of the interest rate swaps, which convert $350.0 million of SOFR based interest to a fixed interest rate of 3.22%.
The table above incorporates those exposures that exist as of September 30, 2026; it does not consider those exposures or positions which could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
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
In June 2023, the Company entered into $350.0 million of interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.57%. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2029 Unsecured Term Loan which matures January 2029. As of September 30, 2026, these interest rate swaps were valued as an asset of approximately $8.1 million.

During 2025, the Company entered into $350.0 million of forward-starting interest rate swap agreements to hedge against variability in future cash flows resulting from changes in SOFR. The swaps exchange variable rate interest on $350.0 million of SOFR indexed debt to a weighted average fixed interest rate of 3.22%. The swaps are designated to hedge the variable rate interest payments indexed to SOFR in the 2031 Unsecured Term Loan which matures May 2031. As of September 30, 2026, these interest rate swaps were valued as an asset of approximately $21.5 million.
The Company does not use derivative instruments for trading or other speculative purposes and the Company did not have any other derivative instruments or hedging activities as of September 30, 2026.
The fair value of the mortgage notes payable and senior unsecured notes is estimated to be $39.3 million and $2.82 billion, respectively, as of September 30, 2026. The fair value of the Commercial Paper Notes is estimated to equal the carrying amount due to the short-term maturity of the instruments and as the stated interest rates approximate current market rates. The fair values of the Revolving Credit Facility and unsecured term loans approximate their carrying values as they are variable rate debt.
At September 30, 2026, our outstanding mortgage notes payable and senior unsecured notes had fixed interest rates. Interest on our unsecured term loans is variable, however the variable interest rate features have been mitigated by interest rate swap agreements. Interest on our Revolving Credit Facility is variable, and as a result, we are subject to interest rate risk with respect to such variable-rate debt. In addition, given the short-term nature of the Commercial Paper Notes, we are subject to interest rate risk related to the borrowings.
There are no borrowings outstanding under the Revolving Credit Facility and Commercial Paper Notes at September 30, 2026. Accordingly, a hypothetical 100-basis point increase or decrease in market interest rates, assuming no change in the amount outstanding, would not have an impact on annual interest expense.
ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures
At the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company withheld shares from employees to satisfy estimated statutory income tax obligations related to vesting of restricted stock awards. The value of the common stock withheld was based on the closing price of our common stock on the applicable vesting date.
Common stock repurchases during the three months ended September 30, 2026, were:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	702	$76.54	—	—
August 1, 2026 - August 31, 2026	360	74.62	—	—
September 1, 2026 - September 30, 2026	78	69.44	—	—
Total	1,140	$75.45	—	—

ITEM 3. Defaults Upon Senior Securities

None.
ITEM 4. Mine Safety Disclosures

Not applicable.
ITEM 5. Other Information
During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

4.1
Indenture Officer’s Certificate, dated as of September 22, 2026, among the Issuer, the Parent Guarantor and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2026).

4.2	Form of Global Note for 5.650% Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 22, 2026).

4.3	Form of 2036 Guarantee by and among the Issuer, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 22, 2026).

22*	Subsidiary Guarantors of Agree Realty Corporation.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

32.1†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Joel N. Agree, Chief Executive Officer.

32.2†	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter Coughenour, Chief Financial Officer.

101*	The following materials from Agree Realty Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 formatted in Inline iXBRL (Inline eXtensible Business Reporting Language): (i) the condensed consolidated balance sheets, (ii) the condensed consolidated statements of operations and comprehensive income, (iii) the condensed consolidated statements of equity, (iv) the condensed consolidated statements of cash flows, and (v) related notes to these condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
*Filed herewith.
†The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Agree Realty Corporation under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10‑Q, irrespective of any general incorporation language contained in such filing.

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

Date: October 20, 2026